Form 10-Q
period 2000-09-30
VASTERA INC
filed 2000-11-14
CIK 1075056

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                         COMMISSION FILE NUMBER 000-31589

                                  VASTERA, INC.

             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                           54-1616513
  (State or Other Jurisdiction of             (I.R.S. Employer
   Incorporation or Organization)          Identification Number)


                                   -----------

                         45025 AVIATION DRIVE, SUITE 200
                                DULLES, VA 20166
                                 (703) 661-9006
            (Address and phone number of principal executive offices)



Indicate by check number whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X              No
                            ------       --------

At November 8, 2000 there were 36,277,389 shares of the registrant's Common Stock, $.01 par value per share, outstanding.

                                  VASTERA, INC.

                                      INDEX


PART I -- FINANCIAL INFORMATION (UNAUDITED)

ITEM 1 - Financial Statements

                                                                                                         Page
                                                                                                         ----

      Condensed  Consolidated  Balance  Sheets  as of  September  30,  2000  and December 31, 1999          1

      Condensed Consolidated  Statements of Operations for the nine and three months ended September
        30, 2000 and 1999                                                                                   2

      Condensed Consolidated  Statements of Cash Flows for the nine months ended September 30, 2000 and
        1999                                                                                                3

      Notes to Unaudited Condensed Consolidated Financial Statements                                        4

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations             14

ITEM 3 - Quantitative and Qualitative Disclosures of Market Risk                                           35



PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                                                           36
      Item 2 - Changes in Securities  and Use of Proceeds                                                  36
      Item 4 - Submission of Matters to a Vote of  Securities  Holders                                     36
      Item 6 - Exhibits and Reports on Form 8-K                                                            37



SIGNATURES                                                                                                 38

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements
                                  VASTERA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                   PRO FORMA
                                                                                 DECEMBER 31,    SEPTEMBER 30,     SEPTEMBER 30,
                                                                                     1999           2000              2000
                                                                                 ----------     --------------     --------------
                                                                                                 (Unaudited)       (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents...................................................   $    961        $  2,834         $ 94,878
   Short-term investments......................................................      3,908           3,288            3,288
   Accounts receivable, net of allowance for doubtful
     accounts of $589 and $541, respectively ..................................      5,237          12,074           12,074
   Prepaid expenses and other current assets...................................        442           4,530            1,110
                                                                                  ---------       ---------        ---------
       Total current assets....................................................     10,548          22,726          111,350
Property and equipment, net....................................................      3,859           6,053            6,053
Intangible assets, net.........................................................      2,079          80,193           80,193
Deposits and other assets......................................................        666             512              512
                                                                                  ---------       ---------        ---------
       Total assets............................................................   $ 17,152        $109,484         $198,108
                                                                                  =========       =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Line of credit and capital lease obligations,
     current...................................................................   $    391         $   792         $    792
   Accounts payable............................................................      2,440           4,248            4,248
   Accrued expenses............................................................      2,979           6,899            6,899
   Accrued compensation and benefits...........................................      1,736           1,784            1,784
   Deferred revenue, current...................................................      7,202           9,599            9,599
                                                                                 ---------       ---------        ---------
       Total current liabilities...............................................     14,748          23,322           23,322
Long-term liabilities:
   Line of credit and capital lease obligations................................      2,326           3,096            3,096
   Deferred revenue, net of current portion....................................      3,889           3,531            3,531
                                                                                 ---------       ---------        ---------
       Total liabilities.......................................................     20,963          29,949           29,949
                                                                                 =========       =========        =========

Redeemable convertible preferred stock: Series A, Series B, Series C,
Series C-1, Series D, Series D-1, and Series E;
   $0.01 par value; 9,198 shares authorized in aggregate; 6,085 and 8,334 shares issued and outstanding in aggregate as of December 31, 1999, and September
   30, 2000, respectively (aggregate redemption amount and liquidation preference of $175,021 and $54,366,
   respectively, as of September 30, 2000).....................................     46,117         102,440                -
Stockholders' equity (deficit):
   Common stock, $0.01 par value; 100,000 shares authorized; 6,430 and 14,966 shares issued and outstanding as of December 31, 1999, and September 30,
     2000, respectively, and 36,235 on
     a pro forma basis.........................................................         64             150              362
   Additional paid-in capital..................................................      9,765         102,228          293,080
   Accumulated other comprehensive loss........................................        (41)            (48)             (48)
   Deferred compensation.......................................................     (6,043)        (11,318)        ( 11,318)
   Accumulated deficit.........................................................    (53,673)       (113,917)        (113,917)
                                                                                 ----------      ----------       ---------
       Total stockholders' equity (deficit)....................................    (49,928)        (22,905)         168,159
                                                                                 ----------      ----------       ---------


       Total liabilities and stockholders' equity
         (deficit).............................................................   $ 17,152        $109,484        $ 198,108
                                                                                  =========       =========       =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VASTERA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                 -------------------              -------------------
                                                  1999        2000                 1999           2000
                                                 -----        -----                ------         ------
REVENUES:
   Subscription/transaction revenues........   $ 1,984     $  4,327               $ 4,929        $ 9,956
   Services revenues........................     3,393        4,210                 9,583         12,016
                                               -------     --------               -------        -------

     Total revenues.........................     5,377        8,537                14,512         21,972
                                               -------     --------               -------        -------

COST OF REVENUES:
   Cost of subscription/transaction
     revenues...............................       172        1,657                   481          2,398
   Cost of services revenues................     2,695        3,082                 6,960          9,582
                                               -------     --------               -------        -------

OPERATING EXPENSES:
   Sales and marketing......................     1,976        3,400                 4,883         10,045
   Research and development.................     1,670        2,975                 4,047          9,132
   General and administrative...............     1,068        1,526                 2,440          3,883
   Depreciation.............................       337          594                   906          1,594
   Amortization - goodwill..................       119        1,579                   193          1,818
   Amortization - identifiable intangibles           -           98                     -             98
   Stock-based compensation.................        89        2,517                    89          8,128
                                               -------     --------               -------        -------

     Total operating expenses...............     5,259       12,689                12,558         34,698
                                               -------     --------               -------        -------
     Loss from operations...................    (2,749)      (8,891)               (5,487)       (24,706)

Other income (expense):
Interest income.............................       117           89                   342            317
Interest expense............................       (68)         (97)                 (170)          (253)
                                               -------     --------              --------        -------

     Total other income (expense)...........        49          (8)                   172             64
                                               -------     --------              --------        -------

Net loss....................................    (2,700)      (8,899)               (5,315)       (24,642)
Dividends and accretion on redeemable
   convertible preferred stock..............    (1,088)     (22,176)               (2,816)       (35,602)
                                               -------     --------              --------        -------

Net loss applicable to common stockholders      (3,788)     (31,075)               (8,131)       (60,244)
                                               =======     ========              ========       ========
Basic and diluted net loss per common share    $  (.60)     $ (3.23)              $ (1.37)       $ (7.94)
                                               =======     ========              ========       ========
Weighted-average common shares outstanding       6,318        9,630                 5,945          7,587
                                               =======     ========              ========       ========
Pro forma basic and diluted loss per
   common share.............................                $  (.38)                             $ (1.19)
                                                           ========                             ========
Pro forma weighted-average common shares
   outstanding..............................                 23,697                               20,702
                                                           ========                             ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 VASTERA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                       ----------------------------
                                                                                           1999           2000
                                                                                       -----------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...................................................................           (5,315)        (24,642)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Stock-based compensation.................................................               89           8,128
     Depreciation and amortization............................................            1,099           3,510
     Provision for allowance for doubtful accounts............................              200             200
     Amortization of revenue discount related to Ford contract................                -              26
     Amortization of revenue discount related to warrants.....................                -             225
     Changes in operating assets and liabilities:
       Accounts receivable....................................................           (3,643)         (7,037)
       Prepaid expenses and other current assets..............................             (176)         (2,136)
       Deposits and other assets..............................................               11             154
       Accounts payable and accrued expenses..................................            1,284           2,695
       Accrued compensation and benefits......................................             (159)             48
       Deferred revenue.......................................................            3,275           2,039
                                                                                      ---------       ---------
Net cash used in operating activities.........................................           (3,335)        (16,790)
                                                                                      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiaries................................................             (539)              -
   (Purchase) sale of investments, net........................................           (2,673)            762
   Acquisition of property and equipment......................................           (1,056)         (1,889)
                                                                                      ---------       ---------
       Net cash used in investing activities                                             (4,268)         (1,127)
                                                                                      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of redeemable convertible preferred stock...........            2,339          16,974
   Proceeds from the exercise of preferred stock warrants.....................                -           2,534
   Proceeds from the exercise of stock options................................              157           1,159
   Proceeds from the issuance of long-term debt...............................              150               -
   Principal payments on long-term debt.......................................             (443)           (728)
                                                                                      ---------       ---------
   Net cash provided by financing activities                                              2,203          19,939
                                                                                      ---------       ---------

Effect of foreign currency exchange rate changes on cash and
 cash equivalents.............................................................              (30)           (149)

       Net increase (decrease) in cash and cash equivalents...................           (5,430)          1,873
                                                                                      ---------       ---------
Cash and cash equivalents, beginning of period................................            7,792             961
                                                                                      ---------       ---------
Cash and cash equivalents, end of period......................................            2,362           2,834
                                                                                      =========       =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VASTERA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Vastera, Inc. and its subsidiaries (collectively, the Company) have been prepared on the same basis as the audited financial statements and include all adjustments, including all normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The Company's interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, as filed with the Securities and Exchange Commission with the Company's registration statement on Form S-1 (File No.333-34142) in connection with its initial public offering.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company's revenues consist of subscription/transaction revenues and services revenues.

  SUBSCRIPTION/TRANSACTION REVENUES

Subscription/transaction revenues consist of subscription-based revenues, transaction-based revenues and perpetual software license revenues. The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition."

Subscription-based revenues are revenues derived from arrangements in which our clients subscribe to our software products and services. Revenues are recognized ratably over the contract term. Subscription arrangements typically range from three to five years.

Transaction-based revenues are revenues derived from agreements, which provide for transaction fees based on usage of our software products and services. Revenues are recognized as transactions occur.

Perpetual software license revenues are derived from the sales of perpetual software licenses and the related maintenance contract. Maintenance contracts include the right to unspecified enhancements on a when-and-if available basis, ongoing support and content update services. The content updates provided under maintenance arrangements are significant and frequent and thus the entire arrangement is in substance a subscription. Revenues from perpetual software license sales are recognized ratably over the estimated economic life of the product. We have estimated the life of the product is three years, which is consistent with the historical periods between major upgrades to the functionality and architecture of our products such that we would charge all customers a new fee to migrate to the new version. Revenues from maintenance contracts are recognized ratably over the contract term, typically one year.

 SERVICES REVENUES

Services revenues are derived from implementation, management consulting and training services. Services are performed on a time and materials basis or under fixed price arrangements and are recognized, as the services are performed or using percentage of completion.

UNAUDITED PRO FORMA BALANCE SHEET INFORMATION

The unaudited pro forma balance sheet information is being presented to show the mandatory conversion of all shares of redeemable convertible preferred stock outstanding at September 30, 2000 into shares of common stock upon the initial public offering of the Company's common stock. The unaudited pro forma balance sheet also gives effect to the issuance of 6,900,000 shares of common stock in connection with the initial public offering, and the exercise of 340,000 warrants to purchase preferred stock executed immediately preceding the initial public offering.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company limits the amount of investment exposure in any one financial instrument and does not have any foreign currency investments. The Company sells products and services to customers across several industries throughout the world without requiring collateral. However, the Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses.

As of September 30, 1999, one customer accounted for 14 percent of total accounts receivable. There were no customers that represented 10 percent or more of accounts receivable as of September 30, 2000.

3. NET LOSS PER COMMON SHARE

Basic earnings per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2000, options to purchase approximately 6,775,000 shares of common stock in the aggregate and warrants to purchase approximately 415,000 shares of redeemable convertible preferred stock in the aggregate were outstanding. Due to the anti-dilutive nature of the options and warrants there is no effect on the calculation of weighted-average shares for diluted earnings per share. As a result, the basic and diluted loss per share amounts are identical.

Unaudited pro forma loss per common share is computed using the pro forma weighted-average number of common shares outstanding for the period. Pro forma weighted-average common shares include the conversion of all outstanding convertible preferred stock into common stock as if the conversion took place at the beginning of the period presented, the issuance of 6,900,000 shares of common stock in connection with the Company's initial public offering, and the exercise of 340,000 warrants to purchase preferred stock executed immediately preceding the initial public offering.

4. COMPREHENSIVE LOSS

As of December 31, 1999, accumulated other comprehensive loss includes unrealized gains and losses on investments. As of September 30, 2000 accumulated other comprehensive loss includes unrealized gains and losses on investments and foreign currency translation adjustments.

5.  ACQUISITION

On July 14, 2000, the Company entered into a definitive agreement with Ford Motor Company ("Ford") to acquire Ford's global customs operations in exchange for 8,000,000 shares of the Company's common stock valued at approximately $79.2 million. The acquisition was closed on August 29, 2000. The Company also entered into a managed services agreement whereby Vastera will manage Ford's global trade operations. This agreement has a minimum term of four years and a maximum term of 10 years. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of Ford's global customs operations are included in the Company's operations from the effective date of the acquisition. The purchase price has been allocated to the intangible assets with the estimated useful, including transaction costs of approximately $855,000, lives as following:


                                                                                                ESTIMATED
                                                                                    VALUE      USEFUL LIFE
                                                                                 ------------- --------------
       Assembled Workforce.....................................................   $ 6,500,000          3 yrs
       Acquired Technology.....................................................     2,300,000          4 yrs
       Ford contract...........................................................     1,200,000          4 yrs
       Goodwill................................................................    70,055,000          4 yrs
                                                                                  ------------
                                                                                  $80,055,000
                                                                                  ============

As of the date of the acquisition, we began amortizing the value assigned to the acquired technology, the Ford contract and goodwill over the related estimated useful lives. The value assigned to the assembled workforce has been allocated to each country in which we will provide services to Ford, based upon the number of employees in each country, and the related amortization will be recorded over three years from the date we assume Ford's customs operations in each country. For the period ended September 30, 2000, the Company amortized approximately $1.6 million of goodwill and other intangible assets.

6.  LINE OF CREDIT

In March 1999, the Company negotiated a $2,500,000 secured revolving credit facility and a $1,500,000 equipment line of credit with a bank. The line bears interest at the prime rate plus .75 percent for the secured revolving credit facility and the prime rate plus .85 percent for the equipment line of credit. In September 1999, the equipment line was increased to $3,000,000. As of December 31, 1999 and September 30, 2000, the outstanding balance under the equipment line was approximately $1,723,000 and $3,219,000, respectively, and there were no amounts outstanding under the revolving line of credit. The revolving credit facility expires on December 31, 2000.

The equipment line of credit has two interest-only payment periods. Amounts borrowed until March 15, 2000 are subject to interest-only payments. After this date, the Company is required to make principal and interest payments to repay these borrowings over three years. The second interest-only payment period is applicable to borrowings from March 16, 2000 to September 15, 2000. After September 15, 2000, the Company is required to make principal and interest payments to repay the borrowings from the second interest-only period over three years.

The terms of the equipment line of credit require the Company to comply with certain financial covenants. As of December 31, 1999, the Company was in violation of these covenants. On February 3, 2000, the bank granted the Company a waiver of past covenant violations and waived its right to call the equipment line of credit for these covenant violations.

On March 31, 2000, the Company amended the existing financial covenants with its bank and increased the equipment line of credit to $4,800,000. Pursuant to an amendment dated June 19, 2000, the Company's financial covenants were clarified by the bank to exclude all non-cash charges from the calculations of the covenants. The most restrictive of the amended financial covenants is that the Company's operating losses, as defined, will not exceed $5,000,000 for the second, third and fourth fiscal quarters of 2000 and for the first fiscal quarter in 2001, and $2,000,000 in any quarter thereafter, and, beginning in the first quarter of 2002, the Company is not permitted to have two consecutive quarters with operating losses.

Other financial covenants, which were amended, require that the Company maintain minimum tangible net worth, as defined, as follows (in thousands):

                                                                                          MINIMUM TANGIBLE
       AS OF THE QUARTER ENDED,                                                                NET WORTH
--------------------------------------------------------------------------------- --------------------------
       March 31, 2000...................................................................              $4,000
       June 30, 2000....................................................................                 400
       September 30, 2000...............................................................             (3,750)
       December 31, 2000................................................................             (6,600)
       March 31, 2001...................................................................             (9,500)
       June 30, 2001....................................................................            (11,500)
       September 30, 2001...............................................................            (11,750)
       Thereafter.......................................................................            (11,250)


7.  REDEEMABLE CONVERTIBLE PREFERRED STOCK:

As of September 30, 2000, the Company had a total of approximately 9,198,000 shares of authorized redeemable convertible preferred stock, which has been designated as Series A, B, C, C-1, D, D-1 and E redeemable convertible preferred stock. The following table details the number of shares issued and liquidation preference for each series of the redeemable convertible preferred stock outstanding (in thousands):

                       SHARES OUTSTANDING                   AMOUNT                   LIQUIDATION PREFERENCE
                     ----------------------------  ---------------------------  ---------------------------
                     DECEMBER 31,   SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                        1999           2000           1999           2000            1999              2000
                     ----------- ----------------  ----------- ---------------  -------------- ---------------
                            (unaudited)                   (unaudited)                     (unaudited)


   Series A........         800           800       $  8,271   $  11,859          $  5,093       $  5,333
   Series B........           -           104              -         489                 -            716
   Series C........       2,311         2,311         17,630      26,934            10,091         10,604
   Series C-1......           -           357              -       2,735                 -          1,815
   Series D........       2,974         2,996         20,216      30,952            15,742         16,700
   Series D-1......           -           197              -       1,615                 -          1,321
   Series E........           -         1,569              -      27,856                 -         17,877
                          -----         -----       --------   ---------          --------       --------
                          6,085         8,334       $ 46,117   $ 102,440          $ 30,926       $ 54,366
                          =====         =====       ========   =========          ========       ========

On February 26, 1999, pursuant to a stock purchase agreement with a new investor, the Company issued approximately 513,000 shares of Series D for total consideration of approximately $2,500,000. On September 1, 1999, the Company issued this new investor warrants to purchase approximately 386,000 shares of Series D-1 in connection with the signing of a subscription agreement. The warrants issued to this investor were valued at approximately $231,000 and are accounted for as a discount to revenue over the term of the subscription agreement. On February 22, 2000, the investor notified the Company that it will terminate the subscription agreement, effective September 1, 2000. Accordingly, the remaining sales discount will be amortized through September 1, 2000. The Company paid approximately $161,000 in issuance costs, which has been reflected as a reduction in the proceeds from the sale of Series D.

On February 4, 2000 and February 29, 2000, pursuant to a stock purchase agreement with new and existing investors, the Company issued approximately 1,569,000 shares of Series E for approximately $16,999,000. The Company recorded a beneficial conversion feature of approximately $8,115,000 as a dividend in the first quarter of 2000 to reflect the difference between the underlying convertible price per share of common stock and the estimated fair market value of the common stock on the date of issuance. The Company paid approximately $25,000 in issuance costs, which has been reflected as a reduction in the proceeds from the sale of Series E.

In connection with the various stock purchase agreements, the Company and the various investors entered into a stockholders agreement. The stockholders agreement, among other things, prescribes certain limitations on the transfer of stock, grants the various investors certain rights of first refusal and co-sale rights with respect to the sales of stock, and provides for voting rights with respect to the election of the directors under certain circumstances.

Holders of Series A, Series B, Series C, Series C-1, Series D, Series D-1, and Series E are entitled to cumulative dividends at the rate per annum of $0.40, $0.53, $0.30, $0.39, $0.39, $0.52 and $0.86 per share, respectively. As of
September 30, 2000, the aggregate amount of arrearages of cumulative dividends is approximately $6,482,000 and on a per share basis $1.67, $0.22 , $0.89, $0.16, $0.70, $0.22 and $0.56 for Series A, Series B, Series C, Series C-1, Series D, Series D-1 and Series E.

WARRANTS

In connection with the sales of the Series A, Series C, and Series D, the Company issued warrants to investors to purchase an aggregate of approximately 150,000, 405,000, and 632,000 shares of Series B, Series C-1 and Series D-1, respectively, at exercise prices of $6.65, $4.92, and $6.49 per share. In connection with the sale of Series D, the Company also issued warrants to purchase approximately 31,000 shares of Series D at $5.61 per share. The warrants are immediately exercisable and may be exercised only in their entirety.

In May 2000, several existing investors exercised warrants to purchase approximately 104,000, 357,000, and 197,000 shares of Series B, Series C-1, and Series D-1, respectively, resulting in aggregate proceeds of approximately $2,534,000. Immediately preceding the Company's initial public offering, an existing investor exercised warrants to purchase approximately 340,000 shares of Series D-1 resulting in aggregate proceeds of approximately $2,206,000. Several investors exercised their warrants on a cashless basis and accordingly, the number of shares purchased was reduced, as defined in the respective stock purchase agreements. In September 2000, an existing investor exercised warrants to purchase 22,000 shares of Series D on a cashless basis. Warrants to purchase approximately 45,000 shares of Series D-1 remain outstanding as of September 30, 2000. The warrants to purchase shares of Series D-1 will expire on March 1, 2001.

CONVERSION

Each share of redeemable convertible preferred stock is convertible into common stock at the option of the holder and converts automatically at the consummation date of a qualified initial public offering. As of December 31, 1999 and September 30, 2000, each share of Series A and Series B was convertible into three shares of common stock, and each share of Series C, Series C-1, Series D, Series D-1, and Series E was convertible into one and a half shares of common stock.

On October 3, 2000, the Company consummated its initial public offering and as a result all outstanding shares of redeemable convertible preferred stock automatically converted into common stock.

LIQUIDATION PREFERENCE

In the event of liquidation, dissolution, or winding up of the Company, the holders of Series A, Series B, Series C, Series C-1, Series D, Series D-1, and Series E are entitled to a liquidation preference over the holders of the Company's common stock. The liquidation preference equals the original issuance price plus any unpaid dividends. No dividends have been declared or paid through September 30, 2000.

Holders of Series D, Series D-1, and Series E shares have partial liquidation preferences, which are preferential to other shares of redeemable convertible preferred stock. This partial preference is limited to accrued dividends of

$.79, $1.86, and $4.75 per share, subject to stock dividends and stock splits, for Series D, Series D-1, and Series E, respectively.

If the holders of shares of redeemable convertible preferred stock would be entitled to receive an amount per share greater than two times the original issuance price for each share of redeemable convertible preferred stock, subject to adjustment in the event of any stock dividend or stock split, then the holders of the shares of redeemable convertible preferred stock shall be entitled to share only with the holders of the common stock on an as-if-converted basis, and such holders of shares of redeemable convertible preferred stock shall not be entitled to receive the liquidation preference.

REDEMPTION

At the option of the holders of a majority of the aggregate number of shares of each series of redeemable convertible preferred stock, the Company shall redeem, commencing on August 7, 2002, and continuing on the immediately succeeding two anniversaries thereof in three installments, taking into effect the prior redemptions, the number of shares of that series held by the holders. In the event that the holders of a majority of the aggregate number of shares of the particular series do not elect to exercise their redemption rights, they may elect to exercise such rights at a subsequent anniversary, subject to certain defined limitations. The redemption price shall be the greater of the fair market value of such shares or the liquidation preference. The Company records periodic accretion under the effective interest method on the redeemable convertible preferred stock to recognize the excess of the redemption price over the carrying value.

8.  STOCKHOLDERS' EQUITY (DEFICIT):

STOCK SPLITS AND INCREASE IN AUTHORIZED SHARES

On February 10, 1997, the Company declared a two-for-one stock split effected in the form of a stock dividend for each common share. On April 4, 2000, the board of directors voted to approve an increase in authorized shares of common stock from 40,000,000 to 100,000,000, and a three-for-two stock split to be effected in the form of a stock dividend, both of which were effected immediately prior to the closing of the initial public offering on October 3, 2000. All share information has been adjusted retroactively in these consolidated financial statements for all periods presented.

COMMON STOCK

Dividends may be declared and paid on common stock shares at the discretion of the Company's Board of Directors and are subject to any preferential dividend rights of any current outstanding Preferred Stock. No common stock dividends have been declared or paid as of September 30, 2000.

Subject to the voting rights of the holders of preferred stock shares, the holder of each share of common stock is entitled to one vote on all matters voted on by the stockholders of the Company.

STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (`APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for it stock option plan. Accordingly, the Company has recorded deferred compensation cost of approximately $6.4 million in the last six months of 1999 and approximately $13.4 million in the first nine months of 2000. These amounts represent the difference between the exercise price and the fair value for accounting purposes of the underlying common stock at the date of grant. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis over the applicable vesting period.

Stock-based compensation, which has been separately identified in the accompanying condensed consolidated statement of operations has not been included in costs of revenues, sales and marketing, research and development, and general and administrative expense as indicated below (in thousands):

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                              --------------------------     -------------------------------
                                                   1999         2000              1999            2000
                                               (UNAUDITED)   (UNAUDITED)       (UNAUDITED)     (UNAUDITED)
                                              ------------ -------------     --------------- ---------------
      Cost of subscription/transaction
         revenues                               $   -          $  247           $    -          $  268
      Cost of services revenues                     6             328                6           1,108
      Sales and marketing                          32             989               32           3,275
      Research and development                     13             213               13             792
      General and administrative                   38             740               38           2,685
                                             ----------------------------    -------------------------------
          Total stock-based compensation        $  89          $2,517           $   89          $8,128
                                             ============================    ===============================

9.  SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest was $163,000 and $243,000 for the nine months ended September 30, 1999 and 2000, respectively.

Noncash activities were as follows (in thousands):

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                1999            2000
                                                                       ---------------------------------------
                                                                             (UNAUDITED)    (UNAUDITED)
 Noncash investing and financing activities:
   Capitalized lease obligations incurred                                    $1,204           $ 1,899
   Dividends and accretion on redeemable convertible preferred stock         $2,816           $35,602


10.  SEGMENT INFORMATION

The Company has two reportable operating segments: subscription/transactions and services. The subscription/transaction segment generates revenues from subscription software license agreements of its Global Trade Solution Products. The services segment provides implementation, management consulting and training services for its customers. The Company evaluates its segments' performance based on revenues and gross profit. The Company's unallocated costs include corporate and other costs not allocated to the segments for management's reporting purposes.

The following table summarizes the Company's two segments (in thousands):

                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                          -------------------------------     -------------------------------
                                              1999            2000                1999            2000
                                           (UNAUDITED)     (UNAUDITED)         (UNAUDITED)     (UNAUDITED)

      Revenues:
         Subscription/transaction.......         $ 1,984        $  4,327            $  4,929       $   9,956
         Services.......................           3,393           4,210               9,583          12,016
                                         --------------- ---------------       --------------- -------------
           Total revenues...............           5,377           8,537              14,512          21,972
                                         --------------- ---------------       --------------- -------------
      Net loss:
         Subscription/transaction.......           1,812           2,670               4,448           7,558
         Services.......................             698           1,128               2,623           2,434
                                         --------------- ---------------       --------------- -------------
             Gross profit...............           2,510           3,798               7,071           9,992
                                         --------------- ---------------       --------------- -------------

         Unallocated expense............         (5,259)        (12,689)            (12,558)        (34,698)
         Interest income................             117              89                 342             317
         Interest expense...............            (68)            (97)               (170)           (253)
                                         --------------- ---------------       --------------- -------------
            Net loss....................        $(2,700)       $ (8,899)           $ (5,315)       $(24,642)
                                         =============== ===============       =============== =============

Under SFAS No. 131, the Company is required to provide enterprise-wide disclosures about revenues by product and services, long-lived assets by geographic area, and revenues from significant customers.

REVENUES

All of the Company's product revenues are from the subscription and transaction sales of its global trade solutions products.

GEOGRAPHIC INFORMATION

The Company sells its product and services through its offices in the United States and through a subsidiary in the United Kingdom. Information regarding revenues and long-lived assets attributable to the United States and to all foreign countries is stated below. The geographic classification of product and services revenues was based upon the location of the customer. The Company's product and services revenues were generated in the following geographic regions (in thousands):

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                   -----------------------      ---------------------------
                                                       1999         2000             1999            2000
                                                    (UNAUDITED) (UNAUDITED)       (UNAUDITED)     (UNAUDITED)

     United States...............................      $5,055       $8,114          $12,958         $20,502
     International...............................         322          423            1,554           1,470
                                                  ------------- ----------      --------------- -----------
          Total revenues.........................      $5,377       $8,537          $14,512         $21,972
                                                  ============= ==========      =============== ===========


The Company's tangible long-lived assets were located as follows (in thousands):

                                                                                 DECEMBER 31,   SEPTEMBER 30,
                                                                                     1999          2000
                                                                                ------------- ---------------
                                                                                               (UNAUDITED)

       United States.....................................................              $3,438         $5,571
       International.....................................................                 421            482
                                                                                ------------- --------------
            Total long-lived assets......................................              $3,859         $6,053
                                                                                ============= ==============


SIGNIFICANT CUSTOMERS

For the nine months ended September 30, 2000, one customer accounted for 10 percent of total revenues. For the nine months ended September 30, 1999, the Company did not have any customers that accounted for greater than 10 percent of total revenues.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In March 2000, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 6, 1999 and March 15, 2000. Subsequently the SEC released SAB 101B, which delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect a material effect on the Company's financial position, results of operations or cash flows as a result of the adoption of SAB 101.

In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has not entered into derivative contracts and does not have near term plans to enter into contracts, accordingly the adoption of SFAS No. 133 and SFAS No. 137 is not expected to have a material effect on the financial statements.

In March 2000, FASB issued Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation --- An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.

12.  SUBSEQUENT EVENT

On October 3, 2000 and October 31, 2000, the Company closed on its the initial public offering of its common stock which includes the full exercise of the underwriters' over-allotment option. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-34142). The initial public offering commenced on September 28, 2000 and closed on October 3, 2000 and October 31, 2000 after the Company had sold all of the 6,900,000 shares of common stock registered under its Registration Statement (including 900,000 shares sold in connection with the exercise of the underwriters' over-allotment option) at $14.00 per share. A total of 6,900,000 shares of common stock in the aggregate were sold at $14.00 per share resulting in gross proceeds of $96.6 million. The Company incurred expenses of approximately $10.2 million, of which $6.8 million represented underwriting discounts and commissions and approximately $3.4 million represented other expenses of the offering. The net offering proceeds to the Company after total expenses was approximately $86.4 million.

ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "believes," "expects," "plans" and similar phrases (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including, but not limited to, the factors set forth in the caption "Risk Factors." This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company's registration statement on Form S-1 (File No. 333-34142).

OVERVIEW

We are a leading provider of web-based software products and services that facilitate international buying and selling by streamlining and optimizing global trade processes. We call these products and services our solutions. Global trade involves the shipment of goods between countries and the management of information and business processes required to complete shipments. In 1992, we introduced EMS-2000, a U.S.-centric, DOS-based export management solution. In 1994, we introduced EMS-2000 Version 4, a multi-country, two-tier, Windows-based export management solution. In 1997, we introduced Global Passport, a multi-country, three-tier, client-server based, import/export management solution. In 2000, we introduced TradeSphere, a multi-country, multi-module suite of web-based global trade management solutions and we introduced TradePrism.com, a trade portal that provides a web-based delivery mechanism for our global trade management capabilities. Since our inception, we have continued to develop comprehensive solutions with features, functionality and services that allow companies to manage the complexities of global trade.

We provide our products and services from our offices in the United States and United Kingdom to over 200 clients. Our clients typically acquire a limited number of server and user subscriptions or licenses to implement in a division or department. As they expand implementation of our products globally and to their clients, suppliers, and business partners, additional subscriptions or licenses are acquired. We currently market our products and services on a global basis through our direct sales force and other channels, such as strategic alliances and partners. We expect revenues from our international operations to increase as we continue to expand our international sales and services organizations.

In connection with our acquisition of Ford's global customs unit in August 2000, we will provide Ford with global trade management services. We will initially provide our suite of product and service offerings to Ford in the United States. If we have successfully implemented our services in the United States, we will have the opportunity under our agreement with Ford to provide our services to Ford divisions and subsidiaries in other geographic regions around the world. The contractual terms relating to the foreign operations have not been finalized and are subject to negotiation based upon the actual costs incurred in 2000. These costs include personnel costs, administrative overhead and information technology processing costs. These costs will be determined using Ford's accounting records.

Our agreement with Ford has a minimum term of four years and may continue for a total of ten years. After August 1, 2003, either party may terminate for any reason after providing the non-terminating party one year's advance notice. Commencing on August 1, 2004 and continuing thereafter, either party may terminate the agreement for any reason upon providing six months' advance written notice.

We will be compensated for our services based on the number of transactions executed, subject to certain minimum transaction levels through 2004. Ford has agreed to pay us certain transaction fees, subject to certain guaranteed minimum transaction revenues through 2004 totaling approximately $47.0 million. The guaranteed minimum revenues are $5.0 million for 2000, $11.6 million for 2001, 2002 and 2003 and $6.8 million for 2004. The transaction thresholds are consistent with the historical transaction activity. The historical number of transactions has been increasing over time and we believe this trend will continue as Ford expands its globalization and the complexity of shipping parts increases. The transaction fee was a negotiated amount based upon the estimated costs of managing international transactions. A transaction, also known as a "customs entry," is a declaration for imported goods imported from Ford, under one conveyance, on one day. Each request submitted for the shipment of goods becomes a customs entry at the time the shipment enters the commerce of a nation. Although Ford has the ability to manage the number of transactions, based on customs regulations and Ford's just-in-time production process, opportunities to combine multiple transactions into one customs entry are limited and not employed by Ford in the customs clearance of goods.

The agreement requires Ford to pay us a fee equal to 10% of annual cost savings up to a certain threshold and 15% above that threshold. Cost savings shall be calculated by comparing the historical costs incurred by Ford with the future costs incurred under our agreement with Ford. These costs include only duty, taxes, other related government payments and customs broker costs paid by Ford.

This customer relationship will have a significant impact on our total revenue and is expected to account for greater than 10% of revenues for the foreseeable future, beginning in the quarter ended December 31, 2000. Approximately one-third of the revenues derived by Ford's global customs unit historically have been attributable to its foreign operations. As a result, if we enter into one or more agreements with Ford to provide services to Ford operations in other countries and regions, we expect to experience an increasingly higher percentage of our revenues from foreign operations in the future.

RECENT ACQUISITIONS

FORD GLOBAL CUSTOMS UNIT

In July 2000, we entered into an agreement to acquire Ford's global customs unit. Under the terms of the agreement, in August 2000, we merged Ford's global customs unit into our managed services operations. The Ford operations merged into us consist of Ford personnel and the technology currently utilized by Ford to manage its international trade transactions. Of the approximately 110 employees of the global customs unit, we expect 75% of these employees to transfer to Vastera from Ford. Currently, 29 of the 33 U.S.-based Ford employees have accepted employment with us. Select Ford employees in the other geographic regions will be offered employment with us when these regions are phased in. In connection with the agreement, Ford has agreed to assign to us any employees that are performing its import/export customs operations that choose not to transfer. The services of these employees will be provided for a minimum of two years, during which time Vastera will train existing employees or hire other employees to replace these workers. By combining our existing technology and intellectual capital with that acquired from Ford, we intend to expand our managed services offerings to companies of varying sizes on a global basis. Ford has received 8,000,000 shares of our common stock valued at approximately $79.2 million in consideration of the transaction.

QUANTUM CONSULTING ASSOCIATES, INC.

In June 1999, we acquired Quantum Consulting Associates, Inc. of Denver, Colorado to enhance our trade process consulting services and trade expertise. The shareholders of Quantum received $439,000 in cash and 567,000 shares of our common stock valued at approximately $1.5 million, in exchange for all of the outstanding common stock of Quantum.

DELTAC LIMITED

In January 1999, we acquired Deltac Limited., a provider of trade content and management consulting expertise for the United Kingdom (UK) and European Union
(EU). The shareholders of Deltac received $100,000 in cash and 189,000 shares of our common stock valued at $409,000, in exchange for all of the outstanding common stock of Deltac.

These acquisitions were all accounted for under the purchase method of accounting. The excess of the consideration over the fair value of the acquired assets and liabilities related to our Quantum and Deltac acquisitions of approximately $2.4 million was accounted for as goodwill. The excess of the consideration over the fair value of the acquired assets of Ford's global customs unit that has been accounted for as goodwill and identifiable intangibles is estimated to be $70.1 million and $10.0 million, respectively. Goodwill and identifiable intangibles are being amortized on a straight-line basis over three to four years and resulted in charges to operations of approximately $313,000 for the year ended December 31, 1999 and approximately $1.9 million for the nine months ended September 30, 2000. In the aggregate, amortization for future periods is expected to be approximately $7.2 million for the year ended December 31, 2000, approximately $20.7 million for the years ending December 31, 2001 and 2002, approximately $20.0 million for the year ended December 31, 2003 and approximately $12.2 million for the year ended December 31, 2004.


SOURCE OF REVENUES AND REVENUE RECOGNITION POLICY

Our revenues are classified as either subscription/transaction revenues or services revenues. In 2000, we renamed our software products and services as follows:

     - our Global Passport software product is now called TradeSphere;

     - our strategic and operational consulting services are now called Trade Management Consulting;

     - our managed services consists of Global e-Content, TradeSphere and our proprietary methodology and services is now called Managed Services.

A description of our current revenue classifications follows:

SUBSCRIPTION/TRANSACTION REVENUES

Subscription/transaction revenues consist of subscription-based revenues, transaction-based revenues and perpetual software license revenues.

SUBSCRIPTION-BASED REVENUES. Subscription-based revenues are revenues derived from subscription arrangements in which our clients subscribe to the use of TradeSphere, TradePrism.com and Managed Services for a contract term. Revenues are recognized ratably over the contract term. Subscription arrangements typically range from three to five years. Payment on subscription arrangements are typically collected annually, quarterly, or monthly.

TRANSACTION-BASED REVENUES. Transaction-based revenues are revenues derived from agreements, which provide for transaction fees based on usage of TradeSphere, TradePrism.com and Managed Services. Revenues are recognized as transactions occur. Payments on transaction revenues are typically collected monthly. Our transaction-based agreements, including our Ford agreements, are often subject to minimum transaction thresholds.

PERPETUAL  SOFTWARE LICENSE  REVENUES.  Perpetual  software license revenues are
derived  from  the  sales  of  perpetual   software  licenses  and  the  related
maintenance contract. Maintenance contracts include the right to unspecified enhancements on a when-and-if available basis, ongoing support and content update services. In general, our active clients renew these maintenance contracts to obtain access to these significant and frequent content updates. Revenues from perpetual software license sales are recognized ratably over the estimated economic life of the product (three years). Revenues from maintenance contracts are recognized ratably over the contract term, typically one year. Payments on perpetual software license sales are typically collected upon contract signing or shortly thereafter. Payments on maintenance revenues are typically collected annually in advance, but may also be collected quarterly in advance.

SERVICES REVENUES

Our services revenues consist of TradeSphere services revenues and Trade Management Consulting revenues.

TRADESPHERE SERVICES REVENUES. TradeSphere services revenues are derived from implementation and training services. These revenues are provided on either a time-and-materials or on a fixed-price basis and are recognized as the services are performed or on a percentage-of-completion basis.

TRADE MANAGEMENT CONSULTING REVENUES. Trade Mangement Consulting revenues are derived from management consulting. These revenues are provided on either a time-and-materials or on a fixed-price basis and are recognized as the services are performed or on a percentage-of-completion basis.

Our services revenues have increased due to the growth in our client base, expansion of our implementation organization and expansion of our management consulting organization. Services revenues are typically billed and collected monthly. In the future we expect services revenues to decrease as a percentage of total revenues.

Our sales cycle averages six to nine months. Furthermore, we have experienced, and expect to continue to experience, significant variation in the size of individual sales. As a result of this and other factors, our results have varied significantly in the past and are likely to be subject to significant fluctuations in the future. Since subscription/transaction revenues are recognized ratably, and the timing of services revenues is dependent on the scope of the engagement, we believe that period-to-period comparisons of the results of operations are not necessarily indicative of the results we expect for any future period.

DEFERRED REVENUES

Deferred revenues include amounts billed to clients for which revenues have not been recognized and generally result from billed, but deferred subscription/transaction revenues and deferred services not yet rendered. Deferred revenues will be recognized on a monthly basis over the remaining economic life of the product or recognized as revenues when the services are performed. As we continue to increase our subscription and transaction-based revenues relative to our perpetual licenses, we expect our deferred revenues to decrease.

COST OF REVENUES

Cost of revenues includes the cost of our subscription/transaction revenues and the cost of our services revenues. Cost of subscription/transaction revenues includes royalties due to third parties for technology products integrated into our software products as well as the cost of salaries and related expenses for our technical support and managed services organizations.

Cost of subscription/transaction revenues also includes the cost of salaries and related expenses for our client support, which includes our technical support and managed services organization. We expect the cost of subscription/transaction revenues to continue to increase as we further expand our offerings and integrate other technology products into our product offerings.

Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting, and training services provided to clients, as well as, the cost of third parties contracted to provide either application consulting or implementation services to our clients. The total cost of revenues may fluctuate based on the mix of products and services sold.

We expect our cost of subscription/transaction revenues to increase as a result of our recent transaction-based managed services contract signed with Ford. In the short term, we expect our gross margins on subscription/transaction revenues to decrease until we are able to fully integrate Ford's technology with our technology and increase the number of additional customers subscribing to managed trade services.

STOCK-BASED COMPENSATION

We recorded deferred compensation of approximately $6.4 million in the last six months of 1999 and approximately $13.4 million in the first nine months of 2000. These amounts represent the difference between the exercise price and the fair value for accounting purposes of the underlying common stock at the date of grant. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis over the applicable vesting period.

For the year ended December 31, 1999 and the nine months ended September 30, 2000, we amortized approximately $378,000 and approximately $8.1 million of deferred compensation, respectively. We expect to amortize deferred compensation of approximately $10.2 million, $5.5 million, $2.7 million, $960,000 and $42,000 for the years ended December 31, 2000, 2001, 2002, 2003 and 2004. The amount of stock option compensation expense to be recorded in future periods could decrease if options are forfeited for which accrued but unvested compensation has been recorded.

BENEFICIAL CONVERSION

On February 4, 2000 and February 29, 2000, pursuant to a stock purchase agreement with new and existing investors, we issued approximately 1,569,000 shares of Series E convertible preferred stock for approximately $17.0 million. We recorded a beneficial conversion feature as a dividend of approximately $8.1 million in the first quarter of 2000 to reflect the difference between the underlying convertible price per share of common stock and the estimated fair market value for accounting purposes of the common stock on the date of issuance.

RESEARCH AND DEVELOPMENT

In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," we have evaluated the establishment of technological feasibility of our products during the development phase. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to our financial position or results of operations.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

TOTAL REVENUES. Total revenues increased 59% from approximately $5.4 million for the three months ended September 30, 1999 to approximately $8.5 million for the three months ended September 30, 2000.

SUBSCRIPTION/TRANSACTION REVENUES. Subscription/transaction revenues increased 118% from approximately $2.0 million for the three months ended September 30, 1999 to approximately $4.3 million for the three months ended September 30, 2000. We attribute this increase to continued growth in our client base resulting from increased market acceptance of our product offerings and our increased sales and marketing efforts. As we continue to focus our development and marketing efforts on our TradeSphere and TradePrism.com solutions, and as a result of our managed services agreement with Ford, we expect subscription/transaction revenues to increase significantly as a percentage of total revenues.

SERVICES REVENUES. Services revenues increased 24% from approximately $3.4 million for the three months ended September 30, 1999 to approximately $4.2 million for the three months ended September 30, 2000. The increase resulted from increases in our client base as well as in our average billing rates. We expect the proportion of services revenues to total revenues to decrease significantly as a result of our managed services agreement with Ford.

COST OF REVENUES

COST OF SUBSCRIPTION/TRANSACTION REVENUES. The cost of subscription/transaction revenues increased from approximately $172,000 for the three months ended September 30, 1999 to approximately $1.7 million for the three months ended September 30, 2000. The increase resulted from our investment in our support infrastructure. The cost of subscription/transaction revenues, as a percentage of subscription/transaction revenues was 9% for the three months ended September 30, 1999 and 38% for the three months ended September 30, 2000. This increase as a percentage of subscription/transaction revenues reflected our expansion of our technical support and managed services organization. We expect the cost of subscription/transaction revenues to increase as a percentage of subscription/transaction revenues as we invest heavily in our support infrastructure due to our managed services agreement with Ford, experience greater royalty costs associated with our OEM agreement with IBM, and expand our product offerings and integrate other technology products into our offerings.

COST OF SERVICES REVENUES. The cost of services revenues increased 14% from approximately $2.7 million for the three months ended September 30, 1999 to approximately $3.1 million for the three months ended September 30, 2000. This increase resulted from the hiring and training of consulting and training personnel to support our increased client base. The cost of services revenues as a percentage of services revenues was 79% for the three months ended September 30, 1999 and 73% for the three months ended September 30, 2000. This decrease reflects our productivity improvements in both our management consulting as well as our implementation and training organizations. We expect the cost of services to decrease as a percentage of services revenues as we continue to make productivity improvements.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, sales training events, public relations, advertising, trade shows, and travel expenses related to both promotional events and direct sales efforts. Sales and marketing increased 72% from approximately $2.0 million for the three months ended September 30, 1999 to approximately $3.4 million for the three months ended September 30, 2000. This increase resulted from our continued investment in our sales and marketing infrastructure, both domestically and internationally. The investments included significant personnel and related expenses, recruiting fees, travel expenses, and related facility and equipment costs. In addition, we increased marketing activities, including trade shows, public relations, direct mail campaigns and other promotional activities during this period. Sales and marketing expenses represented 37% of our total revenues for the three months ended September 30, 1999 and 40% for the three months ended September 30, 2000. We believe that we will need to continue to increase our sales and marketing expenses to expand our market position. As a result, we anticipate that sales and marketing expenses will continue to increase in absolute dollar amounts but decrease as a percentage of total revenues in future years.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers, and technical writers. Research and development expenses increased 78% from approximately $1.7 million for the three months ended September 30, 1999 to approximately $3.0 million for the three months ended September 30, 2000. This increase resulted from an increase in the number of internal and contract software developers and quality assurance personnel needed to support our product development and testing activities. Research and development expenses represented 31% of our total revenues for the three months ended September 30, 1999 and 35% for the three months ended September 30, 2000. We believe that we must continue to invest in research and development in order to develop new products and services. As a result, we anticipate that research and development expenses will continue to increase in absolute dollar amounts but decrease as a percentage of total revenues in future years.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. These expenses also include fees for legal, audit and accounting, and other professional services. General and administrative expenses increased 43% from approximately $ 1.1 million for the three months ended September 30, 1999 to approximately $ 1.5 million for the three months ended September 30, 2000. This increase resulted from the addition of executive, finance and administrative personnel to support the growth of our business. General and administrative expenses represented 20% of our total revenues for the three months ended September 30, 1999 and 18% for the three months ended September 30, 2000. We believe our general and administrative expenses will continue to increase in absolute dollar amounts, but decrease as a percentage of total revenues as we expand our administrative staff, domestically and internationally, and incur expense associated with becoming a public company. We expect these expenses to include annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and additional legal, accounting and consulting fees.

DEPRECIATION. Depreciation expense increased 76% from approximately $337,000 for the three months ended September 30, 1999 to approximately $594,000 for the three months ended September 30, 2000. This increase resulted from the depreciation of fixed assets purchased to build the infrastructure needed to support the growth of our business. Depreciation expense represented 6% of our total revenues for the three months ended September 30, 1999 and 7% for the three months ended September 30, 2000.

AMORTIZATION. Amortization expense increased from approximately $119,000 for the three months ended September 30, 1999 to approximately $1.7 million for the three months ended September 30, 2000. This increase resulted from the amortization of goodwill and intangible assets from the acquisitions of Deltac Limited in January 1999, Quantum Consulting Associates, Inc. in September 1999, and Ford Motor Company's Global Customs Unit in July 2000. Amortization expense represented 2% of our total revenues for the three months ended September 30, 1999 and 20% for the three months ended September 30, 2000. As part of the Ford transaction, we acquired an assembled workforce that was valued at approximately $6.5 million. This intangible asset will be amortized on a straight-line basis over three years. As part of the Ford transaction, we also acquired the perpetual right to use their technology royalty free. This asset was valued at approximately $2.3 million and will be amortized on a straight-line basis over four years. In addition to recording the value associated with the assembled workforce and the licensed technology, we will record approximately $70.0 million in goodwill. The goodwill will be amortized on a straight-line basis over the next four years.

STOCK-BASED COMPENSATION. Stock-based compensation expense increased from approximately $89,000 for the three months ended September 30, 1999 to approximately $2.5 million for the three months ended September 30, 2000. Deferred compensation of approximately $11.3 million at September 30, 2000 will be amortized on an accelerated basis over the applicable vesting period.

OTHER INCOME (EXPENSES), NET. Other income (expenses), net fluctuates based on the amount of cash balances available for investment, borrowings under our line of credit, interest expense related to our term loans and realized gains and losses on investments. Other income (expenses), net decreased from approximately $49,000 for the three months ended September 30, 1999 to approximately ($8,000) for the three months ended September 30, 2000. The decrease reflects the additional interest expense on the equipment line of credit for the three months ended September 30, 2000.

INCOME TAXES. No provision for income taxes has been recorded for either the three months ended September 30, 1999 or the three months ended September 30, 2000 due to accumulated net operating losses. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

TOTAL REVENUES. Total revenues increased 51% from approximately $14.5 million for the nine months ended September 30, 1999 to approximately $22.0 million for the nine months ended September 30, 2000.

SUBSCRIPTION/TRANSACTION REVENUES. Subscription/transaction revenues increased 102% from approximately $4.9 million for the nine months ended September 30, 1999 to approximately $10.0 million for the nine months ended September 30, 2000. We attribute this increase to growth in our client base resulting from increased market acceptance of our product offerings and our increased sales and marketing efforts. As we continue to focus our development and marketing efforts on our TradeSphere and TradePrism.com solutions, and as a result of our managed services agreement with Ford, we expect subscription/transaction revenues to increase significantly as a percentage of total revenues.

SERVICES REVENUES. Services revenues increased 25% from approximately $9.6 million for the nine months ended September 30, 1999 to approximately $12.0 million for the nine months ended September 30, 2000. This increase resulted from increases in our client base, average billing rates, and expanded service offerings. We expect the proportion of services revenues to total revenues to decrease significantly as a result of our managed services agreement with Ford.

COST OF REVENUES

COST OF SUBSCRIPTION/TRANSACTION REVENUES. The cost of subscription/transaction revenues increased from approximately $481,000 for the nine months ended September 30, 1999 to approximately $2.4 million for the nine months ended September 30, 2000. The increase resulted from our investment in our support infrastructure. The cost of subscription/transaction revenues, as a percentage of subscription/transaction revenues, was 10% for the nine months ended September 30, 1999 and 24% for the nine months ended September 30, 2000. This increase as a percentage of subscription/transaction revenues reflected our expansion of our technical support and managed services organization. We expect the cost of subscription/transaction revenues to increase as a percentage of subscription/transaction revenues as we invest heavily in our support infrastructure due to our managed services agreement with Ford, experience greater royalty costs associated with our OEM agreement with IBM, and expand our product offerings and integrate other technology products into our offerings.

COST OF SERVICES REVENUES. The cost of services revenues increased 38% from approximately $7.0 million for the nine months ended September 30, 1999 to approximately $9.6 million for the nine months ended September 30, 2000. This increase resulted from the hiring and training of consulting and training personnel to support our increased client base. The cost of services revenues as a percentage of services revenues was 73% for the nine months ended September 30, 1999 and 80% for the nine months ended September 30, 2000. This increase reflects our focus on hiring and training personnel in our management consulting organization. Although these increased costs negatively affected our gross margin, we expect the cost of services revenues to decrease as a percentage of services revenues as we continue to make productivity improvements in both our management consulting as well as our implementation and training organizations.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing increased 106% from approximately $4.9 million for the nine months ended September 30, 1999 to approximately $10.0 million for the nine months ended September 30, 2000. This increase resulted from our continued investment in our sales and marketing infrastructure, both domestically and internationally. The investments included significant personnel and related expenses, recruiting fees, travel expenses, and related facility and equipment costs. In addition, we increased marketing activities, including trade shows, public relations, direct mail campaigns and other promotional activities during this period. Sales and marketing expenses represented 34% of our total revenues for the nine months ended September 30, 1999 and 46% for the nine months ended September 30, 2000. We believe that we will need to continue to increase our sales and marketing expenses to expand our market position. As a result, we anticipate that sales and marketing expenses will continue to increase in absolute dollar amounts but decrease as a percentage of total revenues in future years.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 126% from approximately $4.0 million for the nine months ended September 30, 1999 to approximately $9.1 million for the nine months ended September 30, 2000. This increase resulted from an increase in the number of internal and contract software developers and quality assurance personnel needed to support our product development and testing activities. Research and development expenses represented 28% of our total revenues for the nine months ended September 30, 1999 and 42% for the nine months ended September 30, 2000. We believe that we must continue to invest in research and development in order to develop new products and services. As a result, we anticipate that research and development expenses will continue to increase in absolute dollar amounts but decrease as a percentage of total revenues in future years.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 59% from approximately $ 2.4 million for the nine months ended September 30, 1999 to approximately $3.9 million for the nine months ended September 30, 2000. This increase resulted from the addition of executive, finance and administrative personnel to support the growth of our business. General and administrative expenses represented 17% of our total revenues for the nine months ended September 30, 1999 and 18% for the nine months ended September 30, 2000. The increase as a percentage of total revenues reflected our expansion of our administrative staff. We believe our general and administrative expenses will continue to increase in absolute dollar amounts, but decrease as a percentage of total revenues as we expand our administrative staff, domestically and internationally, and incur expense associated with becoming a public company. We expect these expenses to include annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and additional legal, accounting and consulting fees.

DEPRECIATION. Depreciation expense increased 76% from approximately $906,000 for the nine months ended September 30, 1999 to approximately $1.6 million for the nine months ended September 30, 2000. This increase resulted from the depreciation of fixed assets purchased to build the infrastructure needed to support the growth of our business. Depreciation expense represented 6% of our total revenues for the nine months ended September 30, 1999 and 7% for the nine months ended September 30, 2000.

AMORTIZATION. Amortization expense increased from approximately $193,000 for the nine months ended September 30, 1999 to approximately $1.9 million for the nine months ended September 30, 2000. This increase resulted from the amortization of goodwill and intangible assets from the acquisitions of Deltac Limited in January 1999, Quantum Consulting Associates, Inc. in September 1999, and Ford Motor Company's Global Customs Unit in July 2000. Amortization expense represented 1% of our total revenues for the nine months ended September 30, 1999 and 9% for the nine months ended September 30, 2000. As part of the Ford transaction, we acquired an assembled workforce that was valued at approximately $6.5 million. This intangible asset will be amortized on a straight-line basis over three years. As part of the Ford transaction we also acquired the perpetual right to use their technology royalty free. This asset was valued at approximately $2.3 million and will be amortized on a straight-line basis over four years. In addition to recording the value associated with the assembled workforce and the licensed technology, we will record approximately $70.0 million in goodwill. The goodwill will be amortized on a straight-line basis over the next four years.

STOCK-BASED COMPENSATION. Stock-based compensation expense increased from approximately $89,000 for the nine months ended September 30, 1999 to approximately $8.1 million for the nine months ended September 30, 2000. Deferred compensation of approximately $11.3 million at September 30, 2000 will be amortized on an accelerated basis over the applicable vesting period.

OTHER INCOME (EXPENSES), NET. Other income (expenses), net fluctuates based on the amount of cash balances available for investment, borrowings under our line of credit, interest expense related to our term loans and realized gains and losses on investments. Other income (expenses), net decreased from approximately ($172,000) for the nine months ended September 30, 1999 to approximately ($64,000) for the nine months ended September 30, 2000. The decrease reflects the interest expense on the equipment line of credit for the nine months ended September 30, 2000, which is offset by the investment income earned on the proceeds of our private placement in early 2000.

INCOME TAXES. No provision for income taxes has been recorded for either the nine months ended September 30, 1999 or the nine months ended September 30, 2000 due to accumulated net operating losses. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefit

LIQUIDITY AND CAPITAL RESOURCES

On a pro forma basis giving effect to our initial public offering, we had cash and cash equivalents of $94.9 million as of September 30, 2000, an increase of $93.9 million from December 31, 1999. On October 3, 2000 and October 31, 2000, we closed our initial public offering of 6,900,000 shares of common stock at $14.00 per share which includes the full exercise of the underwriters' over-allotment option for 900,000 shares. The net proceeds from these sales of common stock were approximately $86.4 million after underwriting discounts and commissions of $6.8 million and after offering expenses of approximately $3.4 million.

We have primarily financed our operations through private sales of convertible preferred stock, borrowings under our line of credit and capital lease obligations, and net revenues generated from our business. Through September 30, 2000, we have raised cumulative net proceeds of approximately $45.5 million through convertible preferred stock offerings. The Company has a $2.5 million secured revolving credit facility and a $4.8 million equipment line of credit with PNC Bank. As of September 30, 2000, there was no outstanding indebtedness under the secured revolving credit facility and $3.2 million outstanding under the equipment line of credit, respectively.

Net cash used in operating activities was approximately $16.8 million for the nine months ended September 30, 2000. Net cash flows from operating activities reflect net losses of approximately $24.6 million for the nine months ended September 30, 2000, and to a lesser extent, are offset by the non-cash expenses relating to depreciation and amortization, provision for allowance for doubtful accounts and stock-based compensation. In addition the net cash used in operations was increased by the growth in accounts receivable and decreased by the growth in accounts payable, accrued compensation and deferred revenues. Net cash used in operating activities was approximately $3.3 million for the nine months ended September 30, 1999. Net cash flows from operating activities reflect net losses of approximately $5.3 million for the nine months ended September 30, 1999.

The Company expects to pay approximately $443,000 in fees to Ford each month for the reimbursement of expenses incurred by Ford for the use of facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology.

Net cash used in investing activities was approximately $1.1 million for the nine months ended September 30, 2000. Our investing activities reflect the additions of property and equipment and purchases of investments during the nine months ended September 30, 2000. We also anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support expansion of our sales, marketing, and research and development activities. Net cash used in investing activities totaled approximately $4.3 million for the nine months ended September 30, 1999. Our investing activities reflect the additions of property and equipment, purchases of investments, and the acquisition of subsidiaries completed during the nine months ended September 30, 1999.

Net cash provided by financing activities was approximately $19.9 million for the nine months ended September 30, 2000. These positive financing cash flows primarily reflect the net proceeds from the issuance of redeemable convertible preferred stock, and from the line of credit and capital lease obligations. Net cash provided by financing activities was approximately $2.2 million in for the nine months ended September 30, 1999.

Amounts borrowed from one lending institution for capital leases are due over 36 to 48-month repayment periods and are collateralized by our software products. As of September 30, 2000, the outstanding balance under this capital lease agreement was approximately $632,000.

We are currently in compliance with all restrictions and covenants relating to our credit facilities. These financial covenants, among other things, restrict us from incurring operating losses in excess of stated amounts and require us to maintain stated levels of minimum tangible net worth.

Our secured revolving credit facility expires on December 31, 2000. We expect to extend the term of this facility. The amounts borrowed under the equipment line are initially subject to interest-only payments and after the interest-only period will be repayable over a three-year time period.

We intend to continue the investment in the business, particularly in the areas of research and development, sales, and marketing. Our future liquidity and capital requirements will depend on numerous factors, including:

     -  The costs and timing of expansion of sales and marketing activities;

     - The costs and timing of product development efforts and the success of these development efforts;

     - The extent to which our existing and new products and services gain market acceptance;

     -  The level and timing of revenues;

     - The costs involved in maintaining and enforcing intellectual property rights;

     -  The timing of market developments; and

     - Available borrowings under line of credit and capital lease arrangements.

In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies; however, we currently have no commitments or agreements and are not involved in any negotiations regarding any of these transactions. We believe that the net proceeds from our initial public offering, combined with current cash resources, will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

RISK FACTORS

IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-Q, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING VASTERA AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY MAY HAVE A SIGNIFICANT IMPACT ON VASTERA'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION. AS A RESULT OF THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS FORM 10-Q, AND THE RISKS DISCUSSED IN VASTERA'S OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, , ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS.

OUR FUTURE SUCCESS IS UNCERTAIN AND A COMPONENT OF OUR STRATEGY MAY NOT BE SUCCESSFUL BECAUSE OUR WEB-BASED SOLUTIONS ARE UNPROVEN, HAVE ONLY BEEN RECENTLY DEVELOPED OR ARE CURRENTLY IN DEVELOPMENT.

We commercially released our web-based products and services known as our TradeSphere solutions in February 2000. Our web-based portal, TradePrism.com, was introduced in March 2000. Both TradeSphere and TradePrism.com are subject to further development. Although prior to 2000 we derived substantially all of our revenues from sales of our client-server based products, we expect, based on our current strategy, to derive an increasingly higher percentage of revenues from our web-based solutions in the immediate future. Because TradePrism.com and many of our TradeSphere elements are in the early stages of development, there can be no assurance that they will be successfully integrated into our solutions. Many of these solutions require further product development to meet the needs of companies engaging in global trade. If we fail to successfully complete this development or if the market does not commercially accept our solutions once they are fully developed, use of our solutions may decrease and our revenues would be adversely impacted.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE.

Vastera incurred net losses of $9.3 million in 1997, $8.3 million in 1998, $10.5 million in 1999 and $24.6 million for the nine months ended September 30, 2000. Our accumulated deficit as of September 30, 2000 was $113.9 million. We expect to continue to incur losses in the foreseeable future. We expect those losses to increase significantly from current levels as we continue to incur expenses to develop our products and services. We believe that the success of our business depends on our ability to significantly increase revenue and to limit our operating expenses. If our revenues fail to grow at anticipated rates or our operating expenses increase without a corresponding increase in our revenues, or we fail to adjust operating expense levels appropriately, we may not be able to achieve and maintain profitability, which would increase the possibility that the value of your investment will decline.

OUR INABILITY TO SUCCESSFULLY PROVIDE OUR MANAGED SERVICES TO EXISTING AND FUTURE CLIENTS, INCLUDING FORD WITH WHOM WE HAVE RECENTLY ENTERED INTO A SIGNIFICANT CONTRACT, WOULD SIGNIFICANTLY REDUCE OUR REVENUES, INCREASE OUR COSTS, HURT OUR REPUTATION IN OUR INDUSTRY AND ADVERSELY AFFECT OUR BUSINESS.

As a critical element of our strategy, we intend to provide managed services to our current and future clients. We plan to deliver services ranging from providing operational management for a single global trade process to managing a client's worldwide trade operation. We expect that the revenues we receive from providing these services will increase as a percentage of our revenues over time and represent a material portion of our revenues. If we are not able to successfully provide these services to existing or future clients, this strategy will have failed, and we will not realize significant expected future revenues.

Furthermore, we have established a contractual relationship with Ford under which we acquired Ford's global trade operations and will provide Ford with our managed services.. By entering into this relationship, we expect Ford to become our single largest client, generating a significant portion of our revenues. In 2000, we expect to derive more than 10% of our revenues from Ford. Because the Ford contract is our largest to date, we cannot assure you that we have adequate resources to meet our obligations to Ford.

Any inability to perform under our agreement with Ford or other agreements with existing and future clients would significantly reduce our revenues, increase our costs, hurt our reputation in our industry and adversely affect our business.

THE MARKET FOR OUR RECENTLY DEVELOPED WEB-BASED SOLUTIONS IS NEWLY EMERGING AND DEPENDENT ON THE GROWTH OF THE INTERNET, AND IF THE INTERNET DOES NOT GROW AS FAST OR IS NOT AS EFFECTIVE AS WE ANTICIPATE, CLIENTS MAY NOT USE OUR PRODUCTS AND OUR REVENUES MAY DECLINE.

The market for our recently developed web-based solutions is newly emerging and we cannot be certain that this market will continue to develop and grow or that companies will choose to use our solutions rather than attempt to develop alternative platforms and applications internally or through other means. The anticipated growth of the global trade market may depend on the growth of the Internet. Increased use of the Internet largely depends upon available Internet security, bandwidth and reliability. If use of the Internet by businesses does not increase as fast and is not as effective as we currently anticipate, the market for our web-based solutions may not grow as we expect and our revenues would be adversely affected.

ANY RESTRICTION ON OUR ABILITY TO COST EFFECTIVELY AND LEGALLY ACCESS A FOREIGN COUNTRY'S RULES AND REGULATIONS THAT ARE INCORPORATED INTO OUR GLOBAL TRADE CONTENT, GLOBAL ECONTENT, OR ANY FAILURE TO TIMELY UPDATE GLOBAL ECONTENT TO INCLUDE CHANGES IN SUCH RULES AND REGULATIONS, MAY COMPROMISE THE EFFECTIVENESS OF OUR SOLUTIONS AND ADVERSELY IMPACT OUR REVENUES.

The success of our global trade management solutions for our clients depends on our ability to access the complex rules and regulations published by foreign governments governing a particular country's import and export of goods. The foundation of our solutions, Global eContent, is subject to rapid change at the initiative of foreign governments, based on factors beyond our control. Any changes in a country's rules and regulations relating to global trade that we are unable to include in our Global eContent library may result in dissatisfied clients and possible litigation. In addition, to the extent a foreign government restricts our access to its rules and regulations, charges a fee for such access or grants proprietary rights to such information to one or more of our competitors, our solutions may not be useful to, or cost efficient for, our current and future clients and our revenues could decrease.

OUR SERVICES AGREEMENT WITH FORD IS SUBJECT TO TERMINATION FOR ANY REASON BY EITHER FORD OR US AFTER FOUR YEARS AND, IF IT IS TERMINATED, WE WILL NOT REALIZE THE REVENUES EXPECTED TO BE GENERATED THEREUNDER.

The services agreement between us and Ford has a 10-year term that may be terminated by either party for any reason after four years. If the services agreement is terminated prior to July 2010, we will not realize a material amount of expected revenues expected to be generated thereunder. Any events adversely affecting our relationship with Ford may result in us not being able to achieve the full marketing benefit associated with having Ford as a principal client, which would reduce our revenues, increase our costs and hurt our reputation in our industry.

FLUCTUATIONS IN OUR OPERATING RESULTS AND THE COMPOSITION OF OUR REVENUES, PARTICULARLY COMPARED TO THE EXPECTATIONS OF MARKET ANALYSTS AND INVESTORS, MAY LEAD TO A REDUCED PRICE OF OUR COMMON STOCK.

Our operating results have varied in the past and could fluctuate significantly in the future. For example, our revenues were approximately $5.4 million in the quarter ended September 30, 1999, approximately $4.6 million in the quarter ended December 31, 1999 and approximately $6.3 million in the quarter ended March 31, 2000. We expect that our operating results will continue to vary in the future, based on a number of factors, including:

     -  Demand for our products and services;

     -  Increases in our operating expenses;

     -  Competition in our industry;

     - Variability in the mix of our subscription and transaction revenues and our consulting revenues;

     - Timing of new solution introductions and enhancements to our TradeSphere and TradePrism.com solutions;

     - Seasonality in revenues due to variations in the number of holidays from quarter to quarter;

     -  Continued business from our existing clients;

     -  The loss of any key employees and timing of our new hires; and

     -  Significant downturns in the U.S. and international economies.

In addition, we have not yet experienced a consistent pattern of revenues that will allow us to accurately predict the mix of revenues between our operating segments.

Due to the foregoing factors, our annual or quarterly results of operations may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline.

OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY WILL BE CONSTRAINED IF WE DO NOT EFFECTIVELY MANAGE OUR RAPID GROWTH.

We have significantly increased our employee base to meet increasing demand for our client solutions. The number of our employees has increased from 104 as of December 31, 1998 to 276 as of September 30, 2000. With the acquisition of Ford's global customs unit, we acquired or have access to a number of Ford's employees. As we expand our operations, we expect to continue to increase the size of our employee base. Our management and operations have been strained by this growth and will continue to be strained by our anticipated growth. To compete effectively and to manage future growth, we must continue to improve our financial and management controls, reporting systems and procedures on a timely basis. We must also expand, train and manage our employee base. If we are not successful in managing our growth, our ability to achieve or maintain profitability may be harmed.

IF SEVERAL KEY NEW MEMBERS OF OUR MANAGEMENT TEAM DO NOT WORK TOGETHER SUCCESSFULLY, A COMPONENT OF OUR GROWTH STRATEGY WILL HAVE FAILED.

Some members of our current management team have been in place for only a relatively short period of time. Our Chief Operating Officer, Senior Vice President, Worldwide Sales, Senior Vice President, Global Services and Vice President, Marketing all joined us within the last year. Accordingly, each of these individuals has limited experience with our company. Our new executive officers may not be able to integrate themselves into our daily operations and to work effectively as a team, which could impair our ability to implement our growth strategy.

WE MAY BE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO DEVELOP AND EFFECTIVELY MANAGE OUR BUSINESS.

Our future performance will depend largely on the efforts and abilities of our senior executives, key technical, professional services, sales and marketing and managerial personnel. This dependence is particular to our business because personal relationships are a critical element of obtaining and maintaining clients. Our success will depend on our ability to attract and retain these key employees in the future. The employment of our key personnel, including our executives, is at will. The market for such persons is extremely competitive and we may not find qualified replacements for personnel who leave us. In the past, we have experienced difficulty in hiring qualified technical, professional services, sales, marketing and managerial personnel. In addition, we do not maintain key person life insurance on any of our key personnel, and have no plans to do so. The loss of, or the inability to attract, any one or more of our key personnel may harm our ability to develop and effectively manage our business.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL AS NEEDED OR OBTAIN ADDITIONAL CAPITAL ON UNFAVORABLE TERMS IN THE FUTURE, OUR OPERATIONS AND GROWTH STRATEGY MAY BE ADVERSELY AFFECTED AND THE MARKET PRICE FOR OUR COMMON STOCK COULD DECLINE.

We have historically financed our operations primarily through the sale of our securities. On a pro forma basis, as of September 30, 2000, we had cash and cash equivalents of approximately $94.9 million plus short term investments of approximately $3.3 million and an accumulated deficit of approximately $113.9 million. While we believe that the net proceeds from this offering, combined with current cash resources, will be sufficient to meet our working capital and capital expenditures for at least twelve months, we may need to raise additional debt or equity capital to fund the expansion of our operations, to enhance our products and services, or to acquire or invest in complementary products, services, businesses or technologies. If we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock, including shares of common stock sold in the offering. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available on terms favorable to us, our operations and growth strategy may be adversely affected and the market price for our common stock could decline.

OUR INTERNATIONAL OPERATIONS AND PLANNED EXPANSION EXPOSE US TO BUSINESS RISKS THAT COULD LIMIT THE EFFECTIVENESS OF OUR GROWTH STRATEGY AND CAUSE OUR OPERATING RESULTS TO SUFFER.

We intend to expand substantially our international operations and enter new international markets, including providing our services to divisions and subsidiaries of Ford operating in foreign countries. This expansion will require significant management attention and financial resources to successfully translate our software products into various languages, to develop compliance expertise relating to international regulatory agencies and to develop direct and indirect international sales and support channels. We face a number of risks associated with conducting our business internationally that could negatively impact our operating results, including:

     - language barriers, conflicting international business practices and other difficulties relating tothe management and administration of a global business;

     - longer sales cycles associated with educating foreign clients about the benefits of our products and services;

     -  currency fluctuations and exchange rates;

     - multiple and possibly overlapping tax structures and the burdens of complying with a wide variety of foreign laws;

     - the need to consider characteristics unique to technology systems used internationally; and

     -  economic or political instability in some international markets.

We may not succeed in our efforts to enter new international markets, establish, maintain or increase international demand for our solutions or expand our international operations, which may harm our growth strategy and could cause our operating results to suffer.

WE MAY BE UNABLE TO SELL OUR WEB-BASED SOLUTIONS IF OUR TARGET CLIENTS DO NOT ACCEPT OUR SUBSCRIPTION AND TRANSACTION-BASED PRICING MODEL.

Our new subscription and transaction-based pricing model for our web-based solutions is untested and will require our clients to make recurring subscription and transaction fee payments instead of a one-time capital investment followed by the payment of fees for maintenance and support. If our current and future clients do not accept our pricing model, our sales could suffer.

OUR LENGTHY AND VARIABLE SALES CYCLE MAKES IT DIFFICULT FOR US TO PREDICT WHEN OR IF SALES WILL OCCUR AND THEREFORE WE MAY EXPERIENCE AN UNPLANNED SHORTFALL IN REVENUES.

Our products have a lengthy and unpredictable sales cycle that contributes to the uncertainty of our operating results. Clients typically view the purchase of our solutions as a significant and strategic decision. As a result, clients generally evaluate our solutions and determine their impact on existing infrastructure over a lengthy period of time. Our sales cycle has averaged approximately six to nine months, depending on a particular client's implementation requirements and whether the client is new or is extending an existing implementation. The license of our software products may be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes. We may incur significant selling and marketing expenses during a client's evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or custom demonstration, before the client engages us. Larger clients may purchase our solutions as a part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays. If revenues forecasted from a specific client for a particular quarter are not realized or are delayed to another quarter, we may experience an unplanned shortfall in revenues, which could adversely affect our operating results.

ANY LOSS OF OUR STRATEGIC ALLIANCES OR FAILURE TO DEVELOP NEW RELATIONSHIPS WOULD REDUCE OUR REVENUES.

We have established strategic alliances with a number of third parties including Andersen Consulting, Sun Microsystems, IBM, Microsoft, Baan, i2 Technologies, JD Edwards, Oracle, RightFreight.com, SAP and SupplierMarket.com.. We depend on these relationships for our worldwide implementation, integration, development and promotion of our solutions. We also expect these relationships to provide us with marketing and sales opportunities. If we are unable to maintain successfully our existing relationships or develop new relationships, our revenues may be reduced.

ANY LOSS OF OUR LICENSED THIRD-PARTY TECHNOLOGY MAY RESULT IN INCREASED COSTS OF OR DELAYS IN PROVIDING OUR SOLUTIONS, WHICH WOULD HARM OUR OPERATING RESULTS.

We license technology from several companies on a non-exclusive basis that is integrated into our TradeSphere product suite, including development tools and facilities from IBM (WebSphere and MQ Series) and Forte, which was acquired by Sun Microsystems. We anticipate that we will continue to license technology from these and other third parties in the future. This software may not continue to be available on commercially reasonable terms, or at all. While the term of our license with Sun Microsystems expires on December 23, 2002, and our license with IBM expires on June 30, 2006, these licenses would be difficult and time-consuming to replace. The loss of any of these technology licenses could result in delays in the licensing of our TradeSphere products until equivalent technology, if available, is identified, licensed and integrated, and would adversely affect our operating results.

THE DYNAMIC AND COMPLEX NATURE OF GLOBAL ECONTENT INCREASES THE LIKELIHOOD THAT WE MAY FACE COSTLY PRODUCT LIABILITY CLAIMS.

The foundation of our software solutions and managed services, Global eContent, consists of the complex and continually changing country-specific rules and regulations published by foreign governments in connection with the import and export of goods. Because of the dynamic and complex nature of Global eContent, we may face product liability claims in connection with our current products and future products. Any provisions in our agreements with our clients designed to limit our exposure to potential product liability claims and any product liability insurance may not be adequate to protect us from such claims under our agreements. A successful product liability claim brought against us could harm our financial condition. Even if unsuccessful, any product liability claim could result in costly litigation and divert management's attention and resources. In addition, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions and injure our reputation.

THE UNCERTAINTY OF FUTURE GOVERNMENT REGULATION OF THE INTERNET AND GLOBAL TRADE MAY ADD TO OUR OPERATING COSTS.

We may face unanticipated operating costs because of the current uncertainty surrounding potential government regulation of the Internet and e-commerce. We believe that we are not currently subject to direct regulation of online commerce, other than regulations applicable to businesses generally. However, the Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations may be introduced and court decisions reached that affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. As an Internet company, it is unclear in which jurisdictions we are actually conducting business. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines or penalties and could result in our inability to enforce contracts in that jurisdiction. Even if we were able to ascertain correctly in which jurisdictions we conduct business, many of these jurisdictions have yet to determine the application of their existing laws to web-based global trade or develop laws that apply to such trade. Complying with new regulation would increase our operating costs.

WE MAY BE UNABLE TO EXPAND THE IMPORT AND EXPORT TRADE MANAGEMENT SERVICES PROVIDED TO FORD INTO OTHER GEOGRAPHIC REGIONS AND OTHER PRODUCT LINES IN THE MANNER ANTICIPATED.

Under our agreement, we are providing Ford with import and export trade management services in a phased in geographical approach, starting with the United States. If we are unable to perform the services provided in the United States in accordance with our mutually agreed upon performance criteria, Ford may not incorporate our services into many of Ford's operations in other geographic regions and product lines, which would reduce our future revenue growth. Additionally, in the past Ford may not have complied fully with all of the regulatory requirements established by foreign governments, which may impede our ability to establish and leverage our operations under the Ford agreements in other geographic regions and which in turn would reduce our future revenue growth. Any failure to receive the requisite government approvals in connection with providing Ford managed services would adversely impact our operating results.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS, WHICH COULD RESULT IN THEIR UNAUTHORIZED USE BY OUR COMPETITORS AND HAVE AN ADVERSE IMPACT ON OUR REVENUES.

Our success depends on our ability to protect our proprietary rights. We rely primarily on:

     -  Copyright, trade secret and trademark laws;

     -  Confidentiality agreements with employees and third parties; and

     - Protective contractual provisions such as those contained in license agreements with consultants, vendors and clients, although we have not signed such agreements in every case.

Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts. We may not become aware of these breaches or have adequate remedies available. We may need to litigate claims against third parties who infringe our intellectual property rights, which could be costly.

We have not secured registration of all our marks in the United States and have not pursued registration of our intellectual property in any foreign country. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Effective copyright, trademark and trade secret protection may not be available in other jurisdictions. If we cannot adequately protect our proprietary rights, our competitors could benefit from the unauthorized use of such rights, resulting in an adverse impact on our revenues. Even if we are able to protect our proprietary rights, we could incur significant costs to defend our rights.

OUR PATENT PROTECTION STRATEGY IS IN DEVELOPMENT CURRENTLY AND ANY INADEQUACY IN THE PROTECTION OF OUR TECHNOLOGY COULD INCREASE OUR OPERATING COSTS.

We may also rely on patents to protect our proprietary rights in the future. Any patent strategy we attempt to implement may not be successful and could harm our business by disclosing unpatentable trade secrets. The laws that apply to the types of patents we may seek are evolving and are subject to change. We presently have filed provisional patent applications in the United States. These applications may not result in patents or may take longer than we expect to result in patents. We may also decide to not file patent applications in all the countries in which we operate or intend to operate. Our decision to do so may inhibit our ability to protect our proprietary rights in those countries. Even if we are issued patents, we cannot assure you that they will provide us any meaningful protection or competitive advantage. If we try to enforce our patents, third parties may challenge our patents in court or before the United States Patent and Trademark Office. An unfavorable outcome in any such proceeding could require us to cease using the technology or to license rights from prevailing third parties. There is no guarantee that any prevailing party would offer us a license or that we could acquire any license made available to us on commercially acceptable terms. Developing and enforcing our patent protection strategy may increase our operating costs.

WE MAY HAVE TO DEFEND AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, WHICH COULD BE EXPENSIVE AND, IF WE ARE NOT SUCCESSFUL, COULD DISRUPT OUR BUSINESS.

We cannot be certain that our tools or solutions do not or will not infringe valid patents, copyrights, trademarks or other intellectual property rights held by third parties. As a result, we may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business.

For example, at least one firm has asserted that it is about to obtain a broad patent that might read on the entire area of international trade calculations or a large portion of commerce related to the use of computers in international trade. An assessment of our risk related to this patent cannot be made until such patent is issued by the U.S. Patent and Trademark Office. If and when such patent is issued, we believe we will then be able to determine the technology and business processes covered by it and its possible applicability to our business. We cannot assure you that we will not be subject to lawsuits or other demands arising out of this or any other patents that may exist now or in the future.

We may incur substantial expenses in defending against any third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may disrupt our business.

COMPETITION IN OUR MARKET COULD MAKE IT DIFFICULT TO ATTRACT CLIENTS, CAUSE US TO REDUCE PRICES, RESULTING IN REDUCED GROSS MARGINS, OR CAUSE US TO FAIL TO GAIN MARKET SHARE OR EXPERIENCE A LOSS OF MARKET SHARE, ANY OF WHICH COULD REDUCE OUR OPERATING RESULTS.

The market for our products and services is competitive, dynamic and subject to frequent technological changes. The intensity of competition and the pace of change are expected to increase in the future. Our solutions face competition from a number of competitors offering products and services that vary in functionality including:

     -  Content aggregators such as Dun & Bradstreet and TradeCompass;

     - International trade logistics providers such as Capstan, Nextlink and ClearCross;

     - Trade consultants such as management consulting firms, law firms and boutique consulting firms; and

     - Outsourcing service providers, such as third party logistics providers, fourth party logistics providers and carriers.

We expect additional competition from other established and emerging companies as the market for global trade solutions evolves. Current or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could harm our revenues and profitability. Increased competition could result in price reductions, reduced gross margins, and loss of market share or failure to gain market share, any of which would seriously harm our business. We may not be able to compete successfully against current and future competitors, which may reduce our operating results and lower the value of your investment in our common stock.

ANY FUTURE ACQUISITIONS MAY BE DIFFICULT AND DISRUPTIVE, WE MAY NOT REALIZE THE EXPECTED BENEFITS FROM ANY SUCH ACQUISITIONS AND OUR OPERATING RESULTS MAY BE HARMED IF WE CANNOT ADDRESS THE CHALLENGES PRESENTED BY ACQUISITIONS.

In the past we have acquired businesses to expand our operations or market presence and intend to continue our expansion by acquiring or investing in companies, assets or technologies that complement our business and offer opportunities for growth. These transactions involve many risks and challenges that we might not successfully overcome, including:

     - Difficulties in assimilating technologies, products, personnel and operations;

     - Disruption of our ongoing business and diversion of management's attention from other business concerns;

     - Risks of entering markets in which we have no or limited prior experience;

     - Issuances of equity securities that may dilute your ownership interest in our common stock;

     - Cash payments to or the assumption of debt or other liabilities of the companies we acquire; and

     - Large write-offs and amortization expenses related to goodwill and other intangible assets.

Our inability to address these risks could negatively impact our operating results. In addition, in connection with our acquisition of Ford's global customs unit, we acquired, or are receiving full-time services from, a number of Ford employees. Any failure to successfully integrate these employees into our operations will increase our operating expenses and may adversely impact our revenues. Moreover, any future acquisitions or investments, even if successfully completed, may not generate any additional revenue or provide any benefit to our business.

SHARES OF COMMON STOCK ELIGIBLE FOR PUBLIC SALE AFTER OUR INITIAL PUBLIC OFFERING COULD DEPRESS OUR STOCK PRICE.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market after the initial public offering, or the perception that these sales could occur. Approximately 78% of shares will be eligible to be sold in the public market 180 days after the initial public offering. The following table indicates approximately when the 36,234,730 shares of our common stock that were outstanding as of September 30, 2000, which includes 6,900,000 shares of common stock sold in our initial public offering, the conversion of all outstanding shares of convertible preferred stock into 13,858,635 shares of common stock and 510,236 shares of common stock issued pursuant to the exercise of warrants, will be eligible for sale into the public market:


                                                                                  RESTRICTED
                                                                                SHARES ELIGIBLE
                                                                                FOR SALE IN THE
                                                                                 PUBLIC MARKET
                                                                                 -------------
On October 3, 2000...................................................                 --
180 days after October 3, 2000.......................................             28,234,730
At various times more than 180 days after October 3, 2000............              8,000,000

In the event that any of our existing stockholders exercise registration rights granted by prior agreements, additional shares of our common stock would be available in the public market. Any such resales may make it more difficult for us to raise capital through the sale of securities in the future at a time and at a price that we deem appropriate.

YOUR ABILITY TO INFLUENCE CORPORATE MATTERS MAY BE LIMITED BECAUSE OUR OFFICERS, DIRECTORS AND AFFILIATES WILL BE ABLE TO CONTROL, AND FORD WILL BE ABLE TO INFLUENCE, MATTERS REQUIRING STOCKHOLDER APPROVAL AND MAY HAVE INTERESTS THAT DIFFER FROM YOURS.

Following the closing of our initial public offering, our officers, directors and affiliated entities, including Ford, together beneficially own approximately 53.5% of the outstanding shares of our common stock. In addition, Ford beneficially owns approximately 22.1% of the outstanding shares of our common stock. As the single largest stockholder of Vastera, Ford may have significant influence over corporate acts requiring stockholder approval, including a merger or sale of the Company. As long as Ford holds at least 5% of our common stock, it has the right to appoint a non-voting observer to our board of directors. Accordingly, these stockholders collectively will be able to control all matters requiring stockholder approval and, thereby, our management and affairs. In addition, this concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock. Our officers, directors and affiliated entities, including Ford, may have interests that differ from your interests and their decisions may negatively impact our future success.

OUR MANAGEMENT HAS BROAD DISCRETION OVER HOW TO USE THE PROCEEDS OF THIS OFFERING; WE MAY NOT USE THE PROCEEDS IN WAYS WITH WHICH YOU AGREE OR THAT HELP ACHIEVE OUR GROWTH STRATEGY AND OUR REVENUES MAY DECLINE.

The net proceeds from our initial public offering were $86.4 million, at an offering price of $14.00 per share and after deducting the underwriting discount and offering expenses. Our management will have broad discretion as to how to apply the net proceeds of this offering. While we have yet to use any of the net proceeds, we expect to use these proceeds from the initial public offering for general corporate purposes, principally working capital for increased domestic and international sales and marketing expenditures, product development epxenditures, expenditures related to the expansion of our consulting services organization and capital expenditures made in the ordinary course of business.

If we fail to use these proceeds effectively, we may not achieve our growth strategy and our revenues may decline.

OTHER COMPANIES MAY HAVE DIFFICULTY ACQUIRING US, EVEN IF DOING SO WOULD BENEFIT OUR STOCKHOLDERS, DUE TO PROVISIONS OF OUR CORPORATE CHARTER AND BYLAWS, DELAWARE LAW AND FORD'S SIGNIFICANT OWNERSHIP POSITION.

Provisions in our certificate of incorporation, in our bylaws and under Delaware law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our certificate of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

     - a staggered board of directors, where stockholders elect only a minority of the board each year;

     - advance notification procedures for matters to be brought before stockholder meetings;

     -  a limitation on who may call stockholder meetings; and

     -  a prohibition on stockholder action by written consent.

We are subject to provisions of Delaware law that prohibit us from engaging in any business combination with any "interested stockholder," meaning generally a stockholder who beneficially owns more than 15% of our stock, for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board. This could have the effect of delaying or preventing a change in control. For a more complete discussion of these provisions of Delaware law, please see "Description of Capital Stock-Delaware Anti-Takeover Law and Provisions in Our Charter and Bylaws."

Additionally, in connection with establishing our strategic relationship with Ford, Ford has acquired approximately a 22.1% ownership interest in us. Because of Ford's significant holdings, other companies may be deterred from acquiring us, even if being acquired would be in the best interest of our other stockholders.

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and market our products in North America, and to a lesser extent, Europe and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As a majority of sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We do not expect any material adverse effect on our consolidated financial position, results of operations or cash flows due to movements in any specific foreign currency.

We currently do not use financial instruments to hedge operating expenses by our European subsidiary. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. Therefore, no quantitative tabular disclosures are required.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 27, 2000, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1, as amended (File No. 333-34142), relating to the initial public offering of the Company's common stock, $.01 par value. The managing underwriters in the initial public offering were Deutsche Banc Alex. Brown, Chase H&Q and Banc of America Securities LLC. The offering was completed on October 3, 2000. On October 31, 2000, the underwriters fully executed their over-allotment option to purchase an additional 900,000 shares of common stock at the initial public offering price. A total of 6,900,000 shares of common stock in the aggregate were sold at $14.00 per share resulting in gross proceeds of $96.6 million. The Company incurred expenses of approximately $10.2 million, of which $6.8 million represented underwriting discounts and commissions and approximately $3.4 million represented other expenses of the offering. The net offering proceeds to the Company after total expenses was approximately $86.4 million.

The Company has not used any of the net proceeds from the initial public offering. The net proceeds have been invested in cash, cash equivalents, and short-term investments. We expect to use the net proceeds from the initial public offering for general corporate purposes, principally working capital for increased domestic and international sales and marketing expenditures, product development expenditures, expenditures related to the expansion of our consulting services organization and capital expenditures made in the ordinary course of business. We may also use a portion of the net proceeds to expand internationally, to acquire or invest in additional businesses, products and technologies that we believe will complement our current or future business.

Upon the closing of the Company's initial public offering on October 3, 2000, the Company's outstanding convertible preferred stock was automatically converted into an aggregate of 13,858,635 shares of common stock.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In July 2000, the Company submitted to its stockholders for action by written consent each of the following proposals:

     1. Approval of amendments to the Company's 1996 Stock Option Plan reserving for issuance thereunder 8,250,000 shares of common stock.

     2. Approval of the adoption by the Company of a 2000 Stock Incentive Plan and the reservation for issuance thereunder of 18,250,000 shares of common stock.

     3. Approval of the adoption by the Company of a 2000 Employee Stock Purchase Plan and the reservation for issuance thereunder of 1,100,000 shares of common stock.

     4. Approval of an amendment to the Certificate of Incorporation of the Company to increase the number of shares of capital stock to 44,197,589 shares, consisting of 35,000,000 shares of common stock with a par value of $0.01 per share and 9,197,589 shares of preferred stock with a par value of $0.01 per share

The approval of the proposals required the affirmative vote of a majority of the Company's outstanding shares of common stock and the affirmative vote of 66.6% of the Company's outstanding shares of preferred stock, each voting as a separate class. The Company's stockholders approved each of the proposals.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    Exhibit #       Description
    ---------       -----------
    27.1            Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               VASTERA, INC.

Date:  November 14, 2000       By:   /s/  Philip J. Balsamo

                               Philip J. Balsamo
                               Chief Financial Officer
                               Vice President - Finance and Administration and Secretary (Principal Financial and Accounting Officer)