Form 10-K405
period 2000-12-31
VASTERA INC
filed 2001-03-15
CIK 1075056

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER 000-31589
                            ------------------------

                                 VASTERA, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                         54-1616513
(State or Other Jurisdiction of Incorporation        (I.R.S. Employer Identification Number)
              or Organization)

            45025 AVIATION DRIVE                                   20166-7554
                  SUITE 200
              DULLES, VIRGINIA
  (Address of Principal Executive Offices)                         (Zip Code)

                                 (703) 661-9006
               (Telephone Number of Principal Executive Offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, $0.01 par value per share
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 1, 2001, there were 36,409,696 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on March 1, 2001) was approximately $274,939,537.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be filed in conjunction with the Registrant's 2001 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 VASTERA, INC.
                    FISCAL YEAR 2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                PAGE
ITEM DESCRIPTION                                               NUMBER
----------------                                              --------
Forward-Looking Statements..................................      1
Part I......................................................      1
  Item 1: Business..........................................      1
  Item 1A: Risks Relating to Our Business...................     14
  Item 2: Properties........................................     23
  Item 3: Legal Proceedings.................................     23
  Item 4: Submission of Matters to a Vote of Security
    Holders.................................................     23
Part II.....................................................     24
  Item 5: Market for Registrant's Common Equity and Related
    Stockholder Matters.....................................     24
  Item 6: Selected Consolidated Financial Data..............     24
  Item 7: Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................     26
  Item 7A: Qualitative and Quantitative Disclosures About
    Market Risk.............................................     37
  Item 8: Financial Statements and Supplementary Data.......     37
  Item 9: Changes in and Disagreements with Accountants on
    Accounting and Financial Statements and Financial
    Disclosure..............................................     64
Part III....................................................     64
  Item 10: Directors and Executive Officers of the
    Registrant..............................................     64
  Item 11: Executive Compensation...........................     64
  Item 12: Security Ownership of Certain Beneficial Owners
    and Management..........................................     64
  Item 13: Certain Relationships and Related Transactions...     64
Part IV.....................................................     65
  Item 14: Exhibits, Financial Statement Schedules and
    Reports on Form 8-K.....................................     65
Signatures..................................................     68

                           FORWARD-LOOKING STATEMENTS

    THIS FORM 10-K INCLUDES STATEMENTS THAT MAY CONSTITUTE FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. STATEMENTS IN THIS FORM 10-K THAT ARE NOT STRICTLY HISTORICAL ARE "FORWARD LOOKING" STATEMENTS, WHICH ARE SUBJECT TO THE MANY RISKS AND UNCERTAINTIES THAT EXIST IN VASTERA'S OPERATIONS AND BUSINESS ENVIRONMENT. THESE RISKS AND UNCERTAINTIES MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTED RESULTS AND INCLUDE, BUT ARE NOT LIMITED TO, VASTERA'S LIMITED OPERATING HISTORY, HISTORY OF LOSSES, POTENTIAL VOLATILITY OF QUARTERLY OPERATING RESULTS, THE ABILITY TO SUCCESSFULLY IMPLEMENT VASTERA'S EXPANSION PLANS, RISKS RELATED TO THE INTERNET, RISKS RELATED TO LEGAL UNCERTAINTY AND OTHER RISKS THAT ARE SET FORTH IN MORE DETAIL BELOW IN "RISKS RELATING TO OUR BUSINESS," AS WELL AS OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                     PART I

ITEM 1: BUSINESS

OVERVIEW

    We are a leading provider of software products and services that facilitate international buying and selling of goods by streamlining and optimizing global trade operations. We call these products and services our solutions. Global trade involves the shipment of goods between countries and the management of information and business processes required to complete shipments. Global trade is regulated by dynamic, country-specific rules and involves a complex network of trade participants, namely exporters, forwarders, carriers, brokers, importers, banks and customs and regulatory agencies.

    Vastera has four major solutions offerings for Global Trade Management:

    - Global eContent,

    - TradeSphere Solutions,

    - Trade Management Consulting,

    - Managed Services

    Our major solutions offerings are described below.

    GLOBAL ECONTENT is a rules-based application that provides comprehensive management of trade regulations and programs. This extensive base of electronic content serves as the repository for our entire suite of Global Trade Management solutions.

    TRADESPHERE SOLUTIONS is a suite of web-native, integrated global trade solutions that help manage critical trade processes, from exporter to importer. Together or individually, these solutions automate global trade operations, enabling companies to get goods to international markets faster and more efficiently. TradeSphere Services serves as an additional component to TradeSphere Solutions offering implementation and technology consulting, help-line support and training.

    TRADE MANAGEMENT CONSULTING services leverage our extensive global trade expertise and our proprietary methodology to provide value-added consulting services. Our consulting services range from opportunity and compliance assessments to implementation of detailed strategic analyses designed to enable clients to improve global trade practices.

    MANAGED SERVICES combines our expertise, content and technology to help our clients maximize profits from international transactions. Clients can rely on Vastera for the experts, training, process implementation and technology needed for successful global trade. Vastera offers services to manage all or a portion of our clients' global trade operations, ranging from specific global trade functions to providing a complete managed service.

    We believe the dynamics of global trade present both compelling opportunities and challenges for companies participating in the global marketplace. Global trade is complex and resource-intensive and has largely remained a manual and inefficient process. The Internet and e-commerce provide further opportunities for global expansion but also present significant operational challenges. Our solutions enable clients to address these difficulties and inefficiencies in order to capitalize on the large, highly fragmented and rapidly growing opportunity that global e-commerce presents.

    We provide comprehensive trade content covering countries that accounted for approximately $4.1 trillion of all global trade in 1999. We serve an international client base of over 200 companies, including Alcatel, Dell, Ford, GE Industrial, Lucent, Microsoft, the New Zealand Dairy Board, Nike, Nortel Networks, Seagate, Sony and Vectant. Our clients currently utilize our solutions to ship to over 120 countries worldwide.

    On July 14, 2000, we entered into an agreement with Ford Motor Company to acquire its global customs unit including a number of its employees. We also entered into a services agreement whereby we will administer, automate and manage Ford's global customs operations for a minimum of four years and a maximum of 10 years.

RECENT EVENTS

ACQUISITION OF SPEEDCHAIN

    On March 1, 2001, Vastera Acquisition Corporation, a wholly-owned subsidiary of Vastera, Inc., entered into a definitive agreement with Speed Chain
Network, Inc., ("Speedchain"), a supply chain event management and global e-logistics solutions provider, to acquire Speedchain in exchange for approximately 1,000,000 shares of Vastera's common stock. This acquisition is subject to the approval of Speedchain's stockholders and the receipt of any required regulatory approvals. We intend to account for this acquisition under the purchase method of accounting.

FORD GLOBAL TRADE SERVICES

    In January 2001 and March 2001, we expanded our global trade management services to Ford under our services agreement by assuming responsibility for administering and managing Ford's global trade operations in Mexico and Canada, respectively.

INDUSTRY BACKGROUND

    The impact of multilateral trade agreements, the expansion of the modern supply chain, competitive pressures and the rapid growth of e-commerce are accelerating the pace of business globalization. The volume of global trade has increased significantly over the last several decades and has reached an unprecedented level in terms of both the number and size of transactions. The World Trade Organization reported that world trade increased from $4.1 trillion in 1980 to nearly $11.0 trillion in 1998. The U.S. Customs Service predicts that U.S. imports alone will rise from more than $1 trillion in 1999 to approximately $2 trillion by 2005. Stephens Inc. predicts the e-logistics arena, which includes global trade management, will increase from $390 billion in 2001 to more than $1 trillion in 2005. As a result of this globalization, we believe the resources and expertise necessary to manage global trade will increase significantly.

DIFFICULTIES OF GLOBAL TRADE

    COMPLEX NETWORK. The modern global marketplace is a fast-paced, complex trade network. Global trade involves an extended and geographically dispersed network of exporters, forwarders, carriers, brokers, importers, banks and customs and regulatory agencies. These participants must be coordinated to manage the flow of goods, information and currency while satisfying extensive country-specific trade requirements. These complex processes include classifying and screening orders, determining and applying for required licenses, generating and submitting extensive documentation, managing and minimizing country-specific tariffs and duties, and tracking and tracing shipments across the entire global trade community. Furthermore, trade requirements are unique for every country, often poorly documented, constantly changing and difficult to interpret.

    COMPLIANCE BURDEN. The burden of responsibility for regulatory compliance and documentation weighs heavily on all members of the global trade community. For example, the U.S. Customs Service audits companies importing goods into the U.S. These audits take an average of 15 months to complete and require an average of 1,900 audit hours. If caught in violation of international trade regulations, companies face a variety of possible penalties and negative consequences, including fines, loss of import/export privileges and adverse publicity. As a result, companies must maintain an appropriate global trade compliance program to understand who is buying their products and the end use of their products.

INEFFICIENCIES OF GLOBAL TRADE

    INADEQUATE INFRASTRUCTURE AND PROCEDURES. Intense global competition is requiring businesses to collaborate effectively with members of their global trade community and to efficiently manage and optimize the international trade process. For example, companies are finding it necessary to collaborate with trading partners to take advantage of preferential trade programs such as those promulgated under the North American Free Trade Agreement, or NAFTA. In addition, companies are maintaining excess inventory because their clients demand heightened predictability and timely delivery, including real-time tracking of shipments. Benchmarking Partners estimates that up to 25% of a company's international inventory is maintained as surplus stock due primarily to the inefficiencies of global trade. Historically, businesses have lacked the technology and procedures necessary to capitalize fully on the growth opportunities presented by globalization. For example, Forrester Research estimates that 46% of Internet-based orders to the U.S. from international clients go unfilled because companies lack the procedures for international fulfillment.

    RESOURCE-INTENSIVE. The resource demands for global trade management are extensive, and existing trade compliance procedures, which are largely manual and paper-based, tend to be highly inefficient and error-prone. While trade agreements such as NAFTA and the European Free Trade Agreement have lowered duties and taxes, they have increased record-keeping requirements. Many companies engaging in global trade find it cost prohibitive to maintain large in-house staffs to address these requirements. As a result, these companies may outsource their trade compliance and documentation processes to third-party logistics firms or forwarders/brokers.

THE ROLE OF THE INTERNET

    The rapid growth of the Internet as a global medium through which businesses communicate, share information and conduct business internally and directly with their clients, suppliers and other business partners worldwide has further hastened this era of escalating global competition. Forrester Research estimates that business-to-business e-commerce will grow from approximately $406 billion in 2000 to approximately $2.7 trillion in 2004. Furthermore, the Internet provides the opportunity for organizations to pursue solutions, which automate and optimize the global trade management processes.

MARKET OPPORTUNITY

    We believe companies seeking to realize the benefits of global trade management require solutions that address the following concerns:

    LACK OF CENTRALIZED, COMPREHENSIVE AND CURRENT GLOBAL TRADE CONTENT. A central, up-to-date library of global trade content is difficult to create and maintain. As a result, there is a lack of a central source for this information. Consequently, many multi-national companies resort to purchasing niche trade solutions that cover only a limited number of countries or engage consulting organizations specializing in selected countries to improve their global trade practices. Given these deficiencies, we believe that companies are unable to optimize decision-making based on access to dynamic centralized global trade information.

    LIMITED CAPABILITIES OF CURRENTLY AVAILABLE SOLUTIONS. In addition to lacking comprehensive global trade content, currently available solutions lack the capabilities required to effectively manage global trade processes. For example, these solutions may address only limited global trade functions, such as export document generation or import duty calculation. Furthermore, these solutions may address the requirements of only one or a few of the participants within the global trade network. Finally, many of these solutions lack the technical architecture to operate over the Internet and do not provide the portal capabilities necessary to facilitate collaboration among global trade participants.

    LIMITED FOCUS ON GLOBAL TRADE MANAGEMENT. Global trade practices within traditional consulting firms dedicate limited resources to the needs of their clients across the entire global trade community. Companies offering global trade consulting services typically focus on only one part of the process, such as logistics or trade regulations, or on only a limited number of industries.

    NEED FOR COMPREHENSIVE MANAGED SERVICES. Recently, an increasing number of company executives in multiple sectors of global e-commerce have been indicating to us a desire to have their global trade management issues solved as a comprehensive managed service. The resources required to manage global trade effectively are extensive and include global trade expertise, software solutions and related information technology infrastructure and personnel to implement these solutions. Companies frequently seek comprehensive outsourced solutions from third parties to satisfy their global trade management needs because of the high costs and resource demands associated with maintaining an in-house global trade department.

OUR SOLUTIONS

    We believe that we offer comprehensive solutions for global trade processes that address all of these needs. The fundamental elements of our solutions include:

    CENTRALIZED, COMPREHENSIVE AND CURRENT GLOBAL TRADE CONTENT. Our extensive and actively managed library of country-specific trade requirements is the core of our solutions for global trade processes. We leverage our unique global trade expertise and a sophisticated rules-based engine to deliver accurate, comprehensive, up-to-date global trade information to our clients via a web-native portal.

    SOPHISTICATED, WEB-NATIVE SOLUTIONS. Our solutions enable clients to automate and optimize information management procedures across their entire global trade community. In addition, our solutions address the requirements of multiple members of a client's extended global trade community and enable an efficient exchange of goods and information among all of these participants.

    INDUSTRY AND COUNTRY-SPECIFIC GLOBAL TRADE EXPERTISE. Our trade management consulting professionals analyze and address the global trade practices and opportunities of our clients. Our consulting services help companies effectively enter new geographic markets, better serve existing markets and address areas of compliance risk. As part of our consulting offerings, we design, recommend and implement process improvements for our clients.

    COMPREHENSIVE MANAGED SERVICES. Our managed services offering utilizes our content, our software and our trade expertise to enable our clients to rely on us to manage their day-to-day global trade operations to us. We intend to deliver services ranging from providing operational management for a single global trade process to managing a client's worldwide trade operation. We believe that our managed services can result in significant improvement in the efficiency and effectiveness of our clients' existing global trade operations.

    Our global trade management solutions provide our clients with the following benefits:

    INFRASTRUCTURE TO PURSUE GLOBAL GROWTH OPPORTUNITIES. Our global trade solutions leverage our global trade expertise and web-native functionality to simplify many of the complexities associated with global trade management. Because our web-native solutions are flexible and modular, our clients can select specific components, or engines, to address their particular global trade needs. They may also choose to rely on us to manage all or parts of their global trade operation to us. We believe that our solutions improve the speed of the movement of goods globally and the accuracy of trade information by automating the exchange of data among each participant in the global trade community, resulting in enhanced revenue opportunities, increased operational efficiencies and reductions in the costs of global sourcing. Because our solutions automate these processes, our clients can focus on their core competencies and compete more effectively in the global marketplace. We believe that our solutions also increase client service through on-time delivery of goods and ability to quote clients a total purchase cost for the goods at order time, including duties, taxes and fees. Our clients can also reduce accounts receivable collection times through improved compliance with letters of credit and reduced shipment delays.

    EASY ACCESS TO RELIABLE GLOBAL TRADE CONTENT. We constantly monitor and interpret global trade rules and regulations and deliver them to our clients through a dynamic web-native portal, which fully integrates with our solutions. We believe that our ability to provide our clients with access to current, centralized and standardized trade requirements differentiates us in the marketplace. We believe that our solutions protect against potential fines, sanctions and business risks that may result from non-compliant or inefficient global trade processes and reduce excess inventory through more predictable customs clearance times. We believe that our solutions reduce duties, taxes and fees through leveraging the content of preferential duty programs such as NAFTA.

    IMPROVED COLLABORATION THROUGH ENHANCED TECHNOLOGY. Our software solutions provide a platform for clients to exchange information over the Internet with members of their global trade community. Our Internet architecture includes XML technology that enables our clients to exchange information with their trade partners, regardless of differing information technology infrastructures, systems or software. Our web-native solutions are flexible and user-friendly, which we believe will facilitate their acceptance among the global trade participants. Our solutions are also scalable in that they are capable of satisfying the needs of a business as the business continues to grow. This improved collaboration enables our clients to more effectively move goods globally and strategically manage information required in their global trade process.

    LEVERAGING OF INFORMATION TECHNOLOGY INVESTMENTS. Our web-native platform is designed to integrate existing information management systems and software applications and work within the capacity of existing networks. The ability of our products to integrate existing information systems and software applications enables our clients to preserve and build upon their corporate knowledge and information technology platform, while realizing the benefits of our web-native solutions.

STRATEGY

    We seek to be the leading provider of solutions for the global trade information management. The key elements of our strategy include:

    PROMOTE MULTIPLE DELIVERY MODELS FOR OUR SOLUTIONS. We intend to leverage our web-native delivery model for our software solutions to expand our client base and increase our revenues. We intend to capitalize on a growing demand for managed services by hiring additional personnel with global trade expertise and further developing our software capabilities. We intend to target Fortune 500 and Global 2000 clients for these services and offer our solutions through subscription-based arrangements, transaction-based arrangements, or perpetual software licenses.

    TARGET VERTICAL INDUSTRIES AND MARKET SEGMENTS. We plan to continue developing various elements of our solutions to address the specific needs of various vertical industries such as automotive, retail and technology, and trade participants such as carriers and forwarders. For example, we intend to promote our relationship with Ford to expand our penetration into the automotive industry. We also intend to provide pre-configured solutions that are competitively priced, quickly deployed and easily managed for mid-market to small companies. In addition to in-house product development, we intend to supplement these initiatives by evaluating opportunities for acquisitions and strategic investments.

    EXPAND OUR GLOBAL PRESENCE. We intend to continue expanding our global presence to enhance our competitive position worldwide and our ability to serve and support our clients. We anticipate expanding our sales, marketing and services presence in strategically important geographic markets. Although we are be providing Ford with global trade managed services in the United States, Mexico and Canada we expect to expand the coverage of services to Ford's operations in other geographic regions. In addition, we intend to utilize our strategic alliances and foster our relationships with leaders within specific vertical markets that participate in international trade. We also intend to evaluate opportunities for acquisitions and investments that can accelerate our global expansion.

    EXPAND OUR GLOBAL TRADE CONTENT AND ENHANCE OUR SOFTWARE SOLUTIONS. We intend to continue to develop software solutions with features, capabilities and functionality that allow companies of all sizes to manage the complexities of global trade. Because access to reliable, country-specific trade requirements is essential to companies engaging in global trade, we intend to fortify our trade content by continuing to hire top global trade experts worldwide. We intend to leverage certain of the information received from our relationship with Ford into our content database, thereby permitting us to expand our content and software solutions.

    BECOME THE STANDARD AND PREEMINENT BRAND FOR GLOBAL TRADE MANAGEMENT. We plan to be the primary information resource for global trade management. We expect to expand our offerings of web-native trade content to cover countries engaged in over 75% of the world's global trade transactions. We intend to launch a global branding campaign that leverages our strategic alliances and relationships with clients, governments and industry consultants.

PRODUCTS AND SERVICES

    Our comprehensive solutions for global trade management consist of the following elements: our library of trade regulations and requirements, called Global eContent, our software solution, called TradeSphere Solutions, our management consulting services, called Trade Management Consulting, our managed services offering, called Managed Services, and our web-native delivery mechanism, TradePrism.com. Clients can select elements of each product and service to address their specific issues and opportunities. This flexibility offers our clients a unique solution to automate and to increase the efficiency of their global trade processes.

GLOBAL ECONTENT

    Global eContent is a rules-based application that provides comprehensive management of trade regulations and programs. This extensive base of electronic content serves as the repository for our entire suite of Global Trade Management solutions. Because of the global trade expertise and specialization required to acquire interpret and update country-specific trade regulations, we employ a full-time content team dedicated exclusively to tracking and managing trade regulations and trade content and preferential programs. This team consists of former government compliance officials, international trade lawyers, licensed customs brokers, in-country data experts, industry consultants and individuals with previous responsibility for managing import and export functions within commercial and government sector. These experts also design intelligence around the data that is leveraged by our Web-native solutions.

    Vastera offers various levels of content for over 200 countries to its clients, from comprehensive content automation to document automation to the content necessary to calculate landed costs. Periodic regulatory and policy changes require that our solutions be updated on a regular basis to keep current with the latest country-specific trade regulations. To meet this need, daily updates and postings are made through TradePrism.com, our global trade exchange, and Vastera*Net, our private client exchange, from which updates and changes can be electronically applied. Information provided in our Global eContent includes: trade data, regulation updates and notices, trade committee meeting information, requests for public comment on regulatory issues, and final rulings on proposed regulation.

TRADESPHERE SOLUTIONS

TRADESPHERE

    TradeSphere is a set of software applications, which streamline and automate the information exchanges required to move goods across international borders. TradeSphere components facilitate specific global trade functions, strategically manage the information required to trade globally and enhance the efficient exchange of information and goods among extended members of a client's global trade community. TradeSphere is flexible, modular and highly scalable and supports multiple languages including Dutch, French, German, Spanish, Portuguese, Chinese Simplified, Chinese Traditional, Japanese, U.K. English, Italian and U.S. English. Components of TradeSphere include restricted party and boycott/embargo screening, landed cost calculation, shipment documentation, global tracking and tracing, sourcing optimization and duty management. Clients may use our TradeSphere components on either a subscription or transaction fee basis. We also offer these components as a hosted solution.

    The following table summarizes the key functions that we currently offer through TradeSphere. We also continue to develop additional TradeSphere applications to meet the growing needs of extended members of the global trade community.

                                          EXPORT MANAGEMENT
TradeSphere Exporter          -          Integrates with order-fulfillment systems to automate
                                         domestic and global transactions.

                              -          Performs checks and calculations on orders and shipments.

                              -          Ensures compliance with international trade laws.

                              -          Files export information electronically with government
                                         agencies.

                              -          Identifies and applies for export licenses.

                              -          Manages letter of credit details for compliance.

                                          IMPORT MANAGEMENT
TradeSphere Importer          -          Integrates with order-fulfillment systems to automate
                                         domestic and global transactions.

                              -          Performs checks and calculations on pre-entries and
                                         commercial invoices.

                              -          Ensures compliance with international trade laws and
                                         preferential programs.

                              -          Reduces overall costs associated with duties, taxes,
                                         documentation and handling.

                              -          Measures broker performance.

TradeSphere Broker            -          Provides collaboration between brokers and global trade
                                         partners.

                              -          Manages the import entry information provided by the broker.

                                          EXECUTION MODULES
Restricted Party Screening    -          Performs compliance checks per transaction for partners,
                                         products and countries against government maintained lists.

                              -          Places holds on transactions where restricted parties are
                                         identified.

Landed Cost Calculator        -          Calculates total landed costs including duties, taxes and
                                         fees.

                              -          Optimizes supply sourcing decisions.

Document Director             -          Produces the required documents for international shipments.

                              -          Tracks the status and flow of documents.

                              -          Determines delivery method for each document.

HS Lookup                     -          Provides assistance for classifying products.

                              -          Provides word search capabilities.

Duty Management               -          Helps to reduce duties associated with global trade.

TRADESPHERE SERVICES

    Our TradeSphere Services are provided to our clients to complement our TradeSphere solutions and include the following:

    IMPLEMENTATION SERVICES. Our implementation consultants assist our clients with the development, management and technical activities during the installation phase, provide them with comprehensive documentation instructions and offer training classes to help our clients understand the functions of TradeSphere.

    POST IMPLEMENTATION SUPPORT. Client support specialists are available on a daily basis and tend to develop ongoing relationships with our clients to better understand their needs. To facilitate troubleshooting, we maintain dial-in access to the client's production environment. We also give clients opportunities to provide feedback on our solutions through meetings of our Client Council, which is comprised of eight to 12 of our key clients, and our annual user conference, which is open to our full client base. Our clients also have access to continuing education classes that feature industry-related topics.

TRADE MANAGEMENT CONSULTING

    Our management consulting services called Trade Management Consulting, leverage our extensive global trade expertise and our proprietary analytical methodology. Our Trade Management Consulting services range from assessments to design to implementation. Each consulting engagement is based on focused objectives and deliverables that are specifically tailored to our clients' needs. The size and length of a management consulting engagement depends on the scope of work and the size and complexity of the client.

    Our Trade Management Consulting clients include companies in the Global 2000, as well as emerging companies. These clients include leading technology firms, Internet companies, retail and consumer products companies, logistics providers and automotive and industrial companies. Our Trade Management consultants provide extensive, hands-on experience gained from careers in a variety of industry sectors with specific areas of expertise including import and export operations and compliance, international transportation, logistics and distribution, trade finance, pricing, international marketing, training and manufacturing. All of our consultants are trained in Trade Management Consulting proprietary assessment and implementation consulting methodologies. Our initiatives tend to focus on skill-set and knowledge transfer to the employees of our clients, thus resulting in significant long-term value to clients after engagements have concluded.

    Our Trade Management Consulting services are divided into the following areas:

    TRADE OPPORTUNITY AND COMPLIANCE ASSESSMENT. Our assessment services include analysis of overall trade operations compliance and efficiency (transaction cost and cycle time) using our proprietary methodology with recommendations for improvement and quantification of benefits.

    TRADE STRATEGY AND PROCESS DESIGN. Our design services include return on investment (ROI) analysis vs. cost of current trading conditions. It also includes the development of "best future vision" of identified trading gaps and recommendations to achieving this vision.

    TRADE PROCESS IMPLEMENTATION. Our implementation services include the implementation of redesigned processes across the organization, integrating sound global domain practices, capitalizing on opportunities, reducing costs and increasing compliance.

MANAGED SERVICES

    Our managed services offerings, called Managed Services, are the combination of our Global eContent, TradeSphere solutions and proprietary global trade methodology and processes. Managed services deliver to our clients our expertise in managing all or parts of their global trade operations. Through the combination of our business process improvement and technology improvement, we are able to improve operational efficiencies at a predictable level of expenditure to the client.

    We offer services to manage all or a portion of our clients' global trade operations, ranging from specific global trade functions to providing a complete managed service. Our goal is to provide consistent levels of service while working with our clients to reduce operational cost and realize benefits such as capitalizing on preferential trade programs, increased speed in their global supply chain and improved supplier sources.

TRADEPRISM.COM

    TradePrism.com is our global trade management portal that delivers our Global eContent and TradeSphere solutions via the Internet. TradePrism.com also allows our clients to collaborate with other members of their global trade community from a public or private exchange portal.

SALES AND MARKETING

    We market and sell our solutions through our direct sales force, resellers, web-based marketplaces and strategic alliances. Our marketing organization is responsible for educating the marketplace, generating leads, communicating with market analysts, working with complementary technology and consulting partners and creating sales programs and literature. In addition, our marketing organization is responsible for identifying preferred alliance partners and initiating those relationships. In addition to our internal resources, we rely on third parties such as public relations firms and graphic design firms to assist us with our marketing campaigns.

    As of December 31, 2000, our direct sales organization consisted of a total of 55 sales and marketing personnel. We have aligned our sales and marketing professionals along geographic and vertical markets in order to strategically target our clients and alliance partners. We plan to expand our sales and marketing organization as our business expands into new markets. In addition to the direct sales force, members from other departments contribute to the sales effort at various stages in the sales cycle.

    Our marketing professionals assist in generating new sales opportunities by creating interest through various marketing programs, communicating through public relations or sponsoring various events. We participate in a number of trade shows and industry events. We also provide speakers from our company and our clients to represent us in a number of industry forums. Our public relations plan is designed to convey our messages to appropriate audiences and we reinforce these efforts through our ongoing communications with a number of key industry analysts and press representatives.

STRATEGIC ALLIANCES

    We maintain strategic alliances with a number of technology leaders and industry experts through written and oral agreements. While the strategic relationships underlying these agreements are important, the agreements themselves, with the exceptions of the license agreements with IBM and Sun Microsystems, are not material to our operations and in many cases may be terminated with little or no notice. The principal goals of our strategic alliances are to accelerate the global market acceptance of our solutions, to extend our global resources and to help our clients realize the benefits of our solutions quickly. The strategic alliances that are subject to written agreements are summarized as follows:

    - We license key components of our solutions from Sun Microsystems and IBM. The proprietary technology of these companies are integrated into our solutions. We, in turn, pay license fees for the use of their proprietary technology. Our license with IBM expires on June 30, 2006 and obligates us to pay IBM an initial fee of $350,000 to use IBM's content until January 1, 2001 and 6% of the revenue derived from sales of our solutions that contain IBM content thereafter. Our current license with Sun Microsystems expires on December 23, 2002 and obligates us to pay Sun Microsystems an initial fee of $300,000 and maintenance and technical support fees of approximately $30,000 per year.

    - We have marketing relationships with a number of enterprise resource planning, or ERP, companies including JD Edwards, Oracle and SAP. Our solutions are tested and certified by these ERP companies to be compatible with and complementary to their respective enterprise software solutions.

    - We have marketing relationships with a number of supply chain and e-procurement solution providers including Commerce One, EXE Technologies, i2 Technologies, Manugistics Group, Inc. and Yantra.

    - Elements of our web-native solutions are being incorporated into a number of trade exchanges including CatalogCity.com, Fasturn.com and SupplierMarket.com. These trade exchanges work to connect separate parties, often in different countries, over the Internet to consummate a transaction. We have agreements with these trade exchanges that allow them to implement and embed our solutions into their product offerings.

    - We have strategic alliances with a number of consulting companies including Accenture and KPMG. Under our agreement with KPMG, KPMG agrees to disclose potential opportunities for new clients to Vastera and we agree to train their consultants in the use and implementation of our solutions.

    We also have informal agreements, with a number of leading technology companies to develop compatibility of solutions, business opportunities and cross-referrals of each other's existing client base.

PRODUCT DEVELOPMENT

    As of December 31, 2000, our product engineering team consisted of over 79 professionals focused on maintaining our solutions and developing new products and solutions. Our product engineers are organized into the following groups: quality assurance, documentation, release management, solution development and sustaining engineering. Our solutions development is structured around project teams that are comprised of developers led by a senior development manager responsible for delivering a defined solution engine. This structure allows for the organization to quickly scale and allows us to outsource non-critical development activities when necessary to bring products to market quickly. These dedicated product engineers are partnered with a product management team consisting of experienced global trade professionals who set the product plan and requirements based on our business plan and market dynamics. Our engines are tied into the complete TradeSphere Solutions suite through process and specifications defined and managed by our infrastructure and integration team.

    In addition, our Global eContent development methodology and approach allows us to deliver market-leading solutions for import and export management for specific countries. This effort requires synthesizing an often lengthy export or import manual into a set of requirements that then are integrated with our rules-based Global eContent engine. In addition, these solutions are designed so that we can readily provide updates for frequent country regulation changes. We believe our product development professionals, teamed with our 25 product management trade professionals, allow us to provide robust, market-driven, web-native technology solutions that are reliable and scalable.

    Our research and development expenses totaled approximately $6.2 million for the year ended December 31, 1999 and $12.5 million for the year ended
December 31, 2000, which represented 32% and 38% of our total revenues, respectively. We believe that we must continue to invest in research and development in order to develop new products and services. Accordingly, we anticipate that research and development expenses will continue to increase in absolute dollar amounts but decrease as a percentage of total revenues.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

    We sell our products and services through our offices in the United States and through a subsidiary in the United Kingdom. The geographic classification of product and services revenues is based upon the location of our clients. Information regarding our revenues and long-lived assets attributable to the United States and to foreign countries is set forth in Note 10 in the Notes to the Consolidated Financial Statements.

FINANCIAL INFORMATION ABOUT SEGMENTS

    We have two reportable operating segments: subscription/transactions and services. Our subscription/transaction segment generates revenues from the subscription software license agreements of our global trade solution products. Our services segment provides implementation, management consulting and training services for our clients as well as managed services. See Note 10 in the Notes to the Consolidated Financial Statements for more information about our reportable segments.

COMPETITION

    Our market is intensely competitive, evolving and highly fragmented. We expect the intensity of competition to increase in the future. We face competition from consulting companies, third-party development efforts and in-house development efforts. We expect that these parties will continue to be a principal source of competition for the foreseeable future. Our principal competitors by solution segment include:

    - Content aggregators such as Dun & Bradstreet and TradeCompass;

    - International trade logistics providers such as Nextlinx, ClearCross, Capstan and QRS Corporation;

    - Trade consultants such as management consulting firms, law firms and boutique consulting firms; and

    - Outsourcing service providers such as third party logistics providers, fourth party logistics providers and carriers.

    In addition, certain technology companies have invested in or acquired companies that we compete with or may compete with in the future. For example, i2 invested in Capstan and QRS Corporation acquired Rockport, a company focused on import trade management for the retail industry. Other acquisitions may further consolidate our industry or create unforeseen competition.

    We believe that the principal competitive factors affecting our market include a referenceable client base, the breadth and depth of a given solution, product quality and performance, client service, core technology, product scalability and reliability, product features, the ability to implement solutions and the value of a given solution. Although we believe our solutions currently compete favorably with respect to these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

TECHNOLOGY

    Our software solutions are based on leading edge technology, enabling us to deliver high performance, scalable, flexible and interoperable solutions. Our software solutions are built using a browser-based user interface, or UI, XML integration technology and are also offered with a traditional Windows or Motif-based UI. Our TradeSphere architecture supports the client demand for configurability, electronic updates to country-specific content and plug-in additions for new countries, functions and content.

    For our web-native solutions infrastructure, we utilize IBM's WebSphere, HTML/DHTML, Java and Enterprise Java Beans, MQ Systems Integration Series and XML. We incorporate a SmarteLink architecture that facilitates XML integration and also leverages our repository of Forte-developed C++ applications allowing interoperability with our web-native applications.

    Unique to the TradeSphere design and implementation approach is that both content rules and configurations or installation-specific options are stored as metadata within the solution's database. This approach supports a single source solution, which is able to operate on multiple hardware platforms, operating environments and database platforms. Currently supported environments include Windows NT and UNIX operating environments based on Sun Solaris, IBM AIX and HP-UX platforms. Currently supported relational databases include either the Oracle or SQL Server. Current user interfaces include a web-browser, Windows NT and Motif. The system also supports multiple languages including double byte languages.

    The TradeSphere architecture utilizes IBM WebSphere at the middle layer and existing TradeSphere engines for business logic processing on the backend. A typical transaction consists of an XML message transmitted from the browser. The Web Server forwards the message to the WebSphere application server where security authentication and authorization is performed. When a user submits a request from his or her web browser to TradeSphere, the servlet linked to the appropriate TradeSphere engine to handle such request verifies that the user has the requisite security privileges to access that engine and thereafter sends the request to the engine.

    Each of the TradeSphere engines performs a specific set of functions. The landed cost engine uses the data parameters contained in the user's request to perform landed cost calculations. The restricted party engine performs a screening process to determine if the individual specified in the request is included on the U.S. government's restricted party lists. The importer and exporter engines allow users to edit shipping orders, modify trade data, identify compliance issues with respect to required data and produce the documentation required to import and export goods. The servlets communicate to the engines through the TradeSphere Link-XML gateway for processing over a TCP/IP socket, which is an Internet-based network protocol used for the transfer of data messages. After the TradeSphere engine formulates a reply to the servlet, the servlet then sends a XML response through the browser to the user.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    We rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees, and third parties and protective contractual provisions contained in license agreements with consultants, vendors and clients to protect our proprietary rights. However, at least one firm has asserted that it is about to obtain a broad patent that might read on the entire area of international trade calculations or a large portion of commerce related to the use of computers in international trade. An assessment of our risk related to this patent cannot be made until the U.S. Patent and Trademark Office issue such patent. If and when such patent is issued, we believe we will then be able to determine the technology and business processes covered by it and its possible applicability to our business. We cannot assure you that we will not be subject to lawsuits or other demands arising out of this or any other patents that may exist now or in the future.

    We have a federal registered trademark in the mark "Vastera" in the United States and have filed "Vastera" trademark applications in Canada, Mexico and Japan. We have also filed federal trademark applications with respect to Global Trade Management, TradeSphere, TradePrism, Global eContent, and Global Passport.

    We believe the strength of our trademarks and service marks benefits our business and we intend to continue to protect our registered and common law trademarks and service marks in the United States and foreign jurisdictions. We have not secured registration of all of our marks in the United States and foreign jurisdictions.

    We also protect our proprietary rights by requiring employees to agree not to reveal any proprietary information to our competitors and to sign a confidentiality agreement. Employees also are required to execute a non-competition agreement, which restricts them from working for a competitor for one year after termination of employment with us. We may not, however, obtain these agreements in every case.

    We incorporate technology from third parties into our software. We currently have non-exclusive license agreements with Sun Microsystems and IBM for the use of their technology in our global trade management solutions. The term of our Sun Microsystems license expires on December 23, 2002, and the term of our IBM license expires on June 30, 2006.

EMPLOYEES

    As of December 31, 2000, we had 312 employees. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe our relations with our employees are good.

ITEM 1A. RISKS RELATING TO OUR BUSINESS

    AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO OTHER INFORMATION CONTAINED IN THIS FORM 10-K, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING VASTERA AND ITS BUSINESS, BECAUSE SUCH FACTORS MAY HAVE A SIGNIFICANT IMPACT ON VASTERA'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION. IF ANY OF THE RISK FACTORS SET FORTH IN THIS FORM 10-K OR IN VASTERA'S OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

OUR FUTURE SUCCESS IS UNCERTAIN AND A COMPONENT OF OUR STRATEGY MAY NOT BE SUCCESSFUL BECAUSE OUR WEB-NATIVE SOLUTIONS ARE UNPROVEN, HAVE ONLY BEEN RECENTLY DEVELOPED OR ARE CURRENTLY IN DEVELOPMENT.

    We commercially released our web-native products and services known as our TradeSphere solutions in February 2000. Our web-native portal, TradePrism.com, was introduced in March 2000. Both TradeSphere and TradePrism.com are subject to further development. Although prior to 2000 we derived substantially all of our revenues from sales of our client-server based products, we expect, based on our current strategy, to derive an increasingly higher percentage of revenues from our web-native solutions in the immediate future. Because TradePrism.com and many of our TradeSphere elements are in the early stages of development, there can be no assurance that they will be successfully integrated into our solutions. Many of these solutions require further product development to meet the needs of companies engaging in global trade. If we fail to successfully complete this development or if the market does not commercially accept our solutions once they are fully developed, use of our solutions may decrease and our revenues would be adversely impacted.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE.

    Vastera incurred net losses of approximately $8.3 million in 1998, $10.5 million in 1999 and $35.8 million in 2000. Our accumulated deficit as of December 31, 2000 was approximately $125.4 million. We expect to continue to incur losses in the foreseeable future. We believe that the success of our business depends on our ability to significantly increase revenue and to limit our operating expenses. If our revenues fail to grow at anticipated rates or our operating expenses increase without a corresponding increase in our revenues, or we fail to adjust operating expense levels appropriately, we may not be able to achieve and maintain profitability, which would increase the possibility that the value of your investment will decline.

OUR INABILITY TO SUCCESSFULLY PROVIDE OUR MANAGED SERVICES TO EXISTING AND FUTURE CLIENTS, INCLUDING FORD WITH WHOM WE HAVE ENTERED INTO A SIGNIFICANT CONTRACT, WOULD SIGNIFICANTLY REDUCE OUR REVENUES, INCREASE OUR COSTS, HURT OUR REPUTATION IN OUR INDUSTRY AND ADVERSELY AFFECT OUR BUSINESS.

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

    Furthermore, we have established a contractual relationship with Ford under which we acquired Ford's global trade operations and will provide Ford with our managed services. Through this relationship, Ford has become our single largest client, generating a significant portion of our revenues. In 2000, we derived approximately 18% of our revenues from Ford. Because the Ford contract is our largest to date, we cannot assure you that we have adequate resources to meet our obligations to Ford.

    Any inability to perform under our agreement with Ford or other agreements with existing and future clients would significantly reduce our revenues, increase our costs, hurt our reputation in our industry and adversely affect our business.

THE MARKET FOR OUR RECENTLY DEVELOPED WEB-NATIVE SOLUTIONS IS NEWLY EMERGING AND DEPENDENT ON THE GROWTH OF THE INTERNET, AND IF THE INTERNET DOES NOT GROW AS FAST OR IS NOT AS EFFECTIVE AS WE ANTICIPATE, CLIENTS MAY NOT USE OUR PRODUCTS AND OUR REVENUES MAY DECLINE.

    The market for our recently developed web-native solutions is newly emerging and we cannot be certain that this market will continue to develop and grow or that companies will choose to use our solutions rather than attempt to develop alternative platforms and applications internally or through other means. The anticipated growth of the global trade market may depend on the growth of the Internet. Increased use of the Internet largely depends upon available Internet security, bandwidth and reliability. If use of the Internet by businesses does not increase as fast and is not as effective as we currently anticipate, the market for our web-native solutions may not grow as we expect and our revenues would be adversely affected.

ANY RESTRICTION ON OUR ABILITY TO COST EFFECTIVELY AND LEGALLY ACCESS A FOREIGN COUNTRY'S RULES AND REGULATIONS THAT ARE INCORPORATED INTO OUR GLOBAL TRADE CONTENT, GLOBAL ECONTENT, OR ANY FAILURE TO TIMELY UPDATE GLOBAL ECONTENT TO INCLUDE CHANGES IN SUCH RULES AND REGULATIONS, MAY COMPROMISE THE EFFECTIVENESS OF OUR SOLUTIONS AND ADVERSELY IMPACT OUR REVENUES.

    The success of our global trade management solutions for our clients depends on our ability to obtain or access the complex rules and regulations published by foreign governments governing a particular country's import and export of goods. The foundation of our solutions, Global eContent, is subject to rapid change at the initiative of foreign governments, based on factors beyond our control. Any changes in a country's rules and regulations relating to global trade that we are unable to include in our Global eContent library may result in dissatisfied clients and possible litigation. In addition, to the extent a foreign government restricts our access to its rules and regulations, charges a fee for such access or grants proprietary rights to such information to one or more of our competitors, our solutions may not be useful to, or cost efficient for, our current and future clients and our revenues could decrease.

OUR SERVICES AGREEMENT WITH FORD IS SUBJECT TO TERMINATION FOR ANY REASON BY EITHER FORD OR US AFTER FOUR YEARS AND, IF IT IS TERMINATED, WE WILL NOT REALIZE THE REVENUES EXPECTED TO BE GENERATED THEREUNDER.

    The services agreement between Ford and us has a 10-year term that may be terminated by either party for any reason after four years. If the services agreement is terminated prior to July 2010, we will not realize a material amount of expected revenues expected to be generated thereunder. Any events adversely affecting our relationship with Ford may result in us not being able to achieve the full marketing benefit associated with having Ford as a principal client, which would reduce our revenues, increase our costs and hurt our reputation in our industry.

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

OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY WILL BE CONSTRAINED IF WE DO NOT EFFECTIVELY MANAGE OUR RAPID GROWTH.

    We have significantly increased our employee base to meet increasing demand for our client solutions. The number of our employees has increased from 104 as of December 31, 1998 to 312 as of December 31, 2000. As we expand our operations, we expect to continue to increase the size of our employee base. Our management and operations have been strained by this growth and will continue to be strained by our anticipated growth. To compete effectively and to manage future growth, we must continue to improve our financial and management controls, reporting systems and procedures on a timely basis. We must also expand, train and manage our employee base. If we are not successful in managing our growth, our ability to achieve or maintain profitability may be harmed.

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

    We have historically financed our operations primarily through the sale of our securities. As of December 31, 2000, we had cash and cash equivalents of approximately $19.7 million plus short-term investments of approximately
$71.0 million and an accumulated deficit of approximately $125.4 million. While we believe that the net proceeds from our initial public offering, combined with current cash resources, will be sufficient to meet our working capital and capital expenditures for at least twelve months, we may need to raise additional debt or equity capital to fund the expansion of our operations, to enhance our products and services, or to acquire or invest in complementary products, services, businesses or technologies. If we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock, including shares of common stock sold in the offering. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available on terms favorable to us, our operations and growth strategy may be adversely affected and the market price for our common stock could decline.

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

    We intend to expand substantially our international operations and enter new international markets, including providing our services to divisions and subsidiaries of Ford operating in foreign countries. This expansion will require significant management attention and financial resources to successfully translate our software products into various languages, to develop compliance expertise relating to international regulatory agencies and to develop direct and indirect international sales and support channels. We face a number of risks associated with conducting our business internationally that could negatively impact our operating results, including:

    - language barriers, conflicting international business practices and other difficulties relating to the management and administration of a global business;

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

    Our products have a lengthy and unpredictable sales cycle that contributes to the uncertainty of our operating results. Clients typically view the purchase of our solutions as a significant and strategic decision. As a result, clients generally evaluate our solutions and determine their impact on existing infrastructure over a lengthy period of time. Our sales cycle has averaged approximately six to nine months for software sales and nine to twelve months for managed services agreements, depending on a particular client's implementation requirements and whether the client is new or is extending an existing implementation. The license of our software products may be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes. We may incur significant selling and marketing expenses during a client's evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or custom demonstration, before the client engages us. Larger clients may purchase our solutions as a part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays. If revenues forecasted from a specific client for a particular quarter are not realized or are delayed to another quarter, we may experience an unplanned shortfall in revenues, which could adversely affect our operating results.

ANY LOSS OF OUR STRATEGIC ALLIANCES OR FAILURE TO DEVELOP NEW RELATIONSHIPS WOULD REDUCE OUR REVENUES.

    We have established strategic alliances with a number of third parties including Accenture, Commerce One, EXE Technologies, i2 Technologies, IBM, JD Edwards, Manugistics Group, Inc., Microsoft, Oracle, SAP, Sun Microsystems and Yantra. We depend on these relationships for our worldwide implementation, integration, development and promotion of our solutions. We also expect these relationships to provide us with marketing and sales opportunities. If we are unable to maintain successfully our existing relationships or develop new relationships, our revenues may be reduced.

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

    We have not secured registration of all our marks in the United States and have pursued limited registration of our intellectual property in foreign countries. The laws of some foreign countries do not protect our proprietary rights to the same extent, as do the laws of the United States. Effective copyright, trademark and trade secret protection may not be available in other jurisdictions. If we cannot adequately protect our proprietary rights, our competitors could benefit from the unauthorized use of such rights, resulting in an adverse impact on our revenues. Even if we are able to protect our proprietary rights, we could incur significant costs to defend our rights.

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

    For example, at least one firm has asserted that it is about to obtain a broad patent that might read on the entire area of international trade calculations or a large portion of commerce related to the use of computers in international trade. An assessment of our risk related to this patent cannot be made until the U.S. Patent and Trademark Office issue such patent. If and when such patent is issued, we believe we will then be able to determine the technology and business processes covered by it and its possible applicability to our business. We cannot assure you that we will not be subject to lawsuits or other demands arising out of this or any other patents that may exist now or in the future.

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

    The market for our products and services is competitive, dynamic and subject to frequent technological changes. The intensity of competition and the pace of change are expected to increase in the future. Our solutions face competition from a number of competitors offering products and services that vary in functionality including:

    - Content aggregators such as Dun & Bradstreet and TradeCompass;

    - International trade logistics providers such as Nextlink, ClearCross, Capstan and QRS Corporation;

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

SHARES OF COMMON STOCK ELIGIBLE FOR PUBLIC SALE AFTER OUR INITIAL PUBLIC OFFERING COULD DEPRESS OUR STOCK PRICE.

    The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market after the initial public offering, or the perception that these sales could occur. Approximately 78% of shares will be eligible to be sold in the public market 180 days after the initial public offering. Out of the 36,335,673 shares of our common stock that were outstanding as of December 31, 2000, 28,335,673 will be eligible for sale into the public market on or after March 27, 2001:

    In the event that any of our existing stockholders exercise registration rights granted by prior agreements, additional shares of our common stock would be available in the public market. Any such resales could depress our stock price and may make it more difficult for us to raise capital through the sale of securities in the future.

YOUR ABILITY TO INFLUENCE CORPORATE MATTERS MAY BE LIMITED BECAUSE OUR OFFICERS, DIRECTORS AND AFFILIATES WILL BE ABLE TO CONTROL, AND FORD WILL BE ABLE TO INFLUENCE, MATTERS REQUIRING STOCKHOLDER APPROVAL AND MAY HAVE INTERESTS THAT DIFFER FROM YOURS.

    Following the closing of our initial public offering, our officers, directors and affiliated entities, including Ford, together beneficially own approximately 46% of the outstanding shares of our common stock. In addition, Ford beneficially owns approximately 22% of the outstanding shares of our common stock. As the single largest stockholder of Vastera, Ford may have significant influence over corporate acts requiring stockholder approval, including a merger or sale of the Company. As long as Ford holds at least 5% of our common stock, it has the right to appoint a non-voting observer to our board of directors. Accordingly, these stockholders collectively will be able to control all matters requiring stockholder approval and, thereby, our management and affairs. In addition, this concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock. Our officers, directors and affiliated entities, including Ford, may have interests that differ from your interests and their decisions may negatively impact our future success.

OUR MANAGEMENT HAS BROAD DISCRETION OVER HOW TO USE THE PROCEEDS OF OUR INITIAL PUBLIC OFFERING; WE MAY NOT USE THE PROCEEDS IN WAYS WITH WHICH YOU AGREE OR THAT HELP ACHIEVE OUR GROWTH STRATEGY AND OUR REVENUES MAY DECLINE.

    The net proceeds from our initial public offering were $86.1 million, at an offering price of $14.00 per share and after deducting the underwriting discount and offering expenses. Our management will have broad discretion as to how to apply the net proceeds of this offering. We have used the net proceeds from the initial public offering for general corporate purposes, principally working capital for increased domestic and international sales and marketing expenditures, product development expenditures, expenditures related to the expansion of our consulting services organization and capital expenditures made in the ordinary course of business. The net proceeds have been invested in cash equivalents and short-term investments. If we fail to use these proceeds effectively, we may not achieve our growth strategy and our revenues may decline.

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

    We are subject to provisions of Delaware law that prohibit us from engaging in any business combination with any "interested stockholder," meaning generally a stockholder who beneficially owns more than 15% of our stock, for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board. This could have the effect of delaying or preventing a change in control. For a more complete discussion of these provisions of Delaware law, please see "Description of Capital Stock--Delaware Anti-Takeover Law and Provisions in Our Charter and Bylaws."

    Additionally, in connection with establishing our strategic relationship with Ford, Ford has acquired approximately a 22% ownership interest in us. Because of Ford's significant holdings, other companies may be deterred from acquiring us, even if being acquired would be in the best interest of our other stockholders.

ITEM 2: PROPERTIES

    Our principal administrative, sales, marketing, technical support and product development facilities are located at our headquarters in Dulles, Virginia. We currently occupy approximately 51,000 square feet of office space in the Dulles facility under a lease that terminates on October 31, 2002. We also lease office space for sales, marketing and consulting activities outside of San Francisco, outside of Denver, outside of Detroit, outside of London in the United Kingdom and in Tokyo, Japan. Pursuant to our arrangement with Ford, we maintain employees in Dearborn, Michigan, Mexico City, Mexico and Toronto, Canada in office facilities to manage and administer Ford's global customs unit. We believe these facilities are suitable and provide the appropriate level of capacity for our current operations.

ITEM 3: LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock, par value $0.01 per share, began trading on the Nasdaq National Market under the symbol "VAST" on September 28, 2000. Accordingly, market price information is not available for 1999. The price range per share reflected in the table below is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter the stock has been publicly traded. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. Under the terms of our current loan facility with PNC Bank, we are also restricted from declaring or paying any dividends on any class of equity securities. On March 1, 2001, there were 153 stockholders of record and the price per share of our common stock was $14.125. We believe that the number of beneficial owners of our common stock is in excess of 1,000.

                                                                          FISCAL 2000
                                                        -----------------------------------------------
                                                                THIRD QUARTER
                                                        (BEGINNING SEPTEMBER 28, 2000)   FOURTH QUARTER
                                                        ------------------------------   --------------
High..................................................              $22.00                  $ 23.00
Low...................................................              $17.25                  $8.9375

    We received net offering proceeds from our initial public offering of approximately $86.1 million. We have used approximately $7.5 million of the net proceeds from the initial public offering for general corporate purposes, principally working capital for increased domestic and international sales and marketing expenditures, product development expenditures, expenditures related to the expansion of our consulting services organization and capital expenditures made in the ordinary course of business. The remaining portions of the net proceeds have been invested in cash, cash-equivalents and short-term investments. We may also use a portion of the remaining net proceeds to expand internationally and to acquire or invest in additional businesses, products and technologies that we believe will complement our current or future business. We did not sell any registered or unregistered securities in the fiscal quarter ending December 31, 2000.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

    The tables that follow present portions of our financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. We derived the statement of operations data for the years ended December 31, 1997, 1998, 1999 and 2000 and the balance sheet data as of December 31, 1998, 1999 and 2000 from our financial statements that have been audited by Arthur Andersen LLP, independent public accountants. We derived the statement of operations data for the year ended December 31, 1996 and the balance sheet data as of December 31, 1996 from unaudited financial statements that are not included in this Form 10-K.

                                                              YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------
                                                 1996         1997       1998       1999       2000
                                              -----------   --------   --------   --------   --------
                                              (UNAUDITED)
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

REVENUES:
  Subscription/transaction revenues.........    $ 1,222     $ 2,200    $ 4,088    $  7,261   $ 16,641
  Services revenues.........................        917       1,545      4,778      11,869     16,329
                                                -------     -------    -------    --------   --------
    Total revenues..........................      2,139       3,745      8,866      19,130     32,970
COST OF REVENUES:
  Cost of subscription/transaction
    revenues................................        398         766        708         692      5,431
  Cost of service revenues..................        770       1,473      4,206      10,078     12,955

OPERATING EXPENSES:
  Sales and marketing.......................        837       4,442      4,581       7,143     13,920
  Research and development..................      1,548       4,137      4,271       6,194     12,482
  General and administrative................      1,498       1,710      2,562       3,680      5,923
  Depreciation..............................        167         426        637       1,312      2,262
  Amortization..............................         --          --         --         313      6,707
  Stock-based compensation..................         --          --         --         378     10,167
                                                -------     -------    -------    --------   --------
    Total operating expenses................      4,050      10,715     12,051      19,020     51,461
                                                -------     -------    -------    --------   --------
    Loss from operations....................     (3,079)     (9,209)    (8,099)    (10,660)   (36,877)
  Other income (expense)....................         (7)        (98)      (157)        181      1,048
                                                -------     -------    -------    --------   --------
Net loss....................................    $(3,086)    $(9,307)   $(8,256)   $(10,479)  $(35,829)
Dividends and accretion on redeemable
  convertible preferred stock...............       (164)       (668)    (1,184)    (19,347)   (35,877)
                                                -------     -------    -------    --------   --------
Net loss attributable to common
  stockholders..............................    $(3,250)    $(9,975)   $(9,440)   $(29,826)  $(71,706)
                                                =======     =======    =======    ========   ========
NET LOSS PER SHARE
  Basic and diluted net loss per share......    $  (.61)    $ (1.87)   $ (1.73)   $  (4.92)  $  (4.90)
                                                =======     =======    =======    ========   ========
  Weighted-average common shares
    outstanding.............................      5,340       5,341      5,457       6,065     14,620
  Pro forma basic and diluted net loss per
    share...................................                                                 $  (1.47)
                                                                                             ========
  Pro forma weighted-average common shares
    outstanding.............................                                                   24,441
                                                                                             ========

                                                                   DECEMBER 31,
                                              -------------------------------------------------------
                                                 1996         1997       1998       1999       2000
                                              -----------   --------   --------   --------   --------
                                              (UNAUDITED)
                                                                  (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................    $ 1,283     $ 1,388    $ 7,792    $    961   $ 19,693
Short-term investments......................         --         597      1,892       3,908     70,978
Working capital.............................     (1,022)     (2,892)     3,199      (4,200)    81,478
Total assets................................      2,859       5,486     16,282      17,152    185,510
Long-term debt..............................        148         514        996       2,326      1,787
Redeemable convertible preferred stock......      3,801      10,240     24,431      46,117         --
Total stockholders' equity (deficit)........     (4,394)    (13,865)   (22,763)    (49,928)   159,010

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH "SELECTED CONSOLIDATED FINANCIAL DATA" AND OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS FORM 10-K WHICH ARE DEEMED TO BE INCORPORATED INTO THIS SECTION. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS DUE TO VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS RELATING TO OUR BUSINESS" AND ELSEWHERE IN THIS FORM 10-K.

OVERVIEW

    We are a leading provider of web-native software products and services that facilitate international buying and selling by streamlining and optimizing global trade processes. We call these products and services our solutions. Global trade involves the shipment of goods between countries and the management of information and business processes required to complete shipments. In 1992, we introduced EMS-2000, a U.S.-centric, DOS-based export management solution. In 1994, we introduced EMS-2000 Version 4, a multi-country, two-tier, Windows-based export management solution. In 1997, we introduced Global Passport, a multi-country, three-tier, client-server based, import/export management solution. In 2000, we introduced TradeSphere, a multi-country, multi-module suite of web-native global trade management solutions and we introduced TradePrism.com, a trade portal that provides an Internet-based delivery mechanism for our global trade management capabilities. Since our inception, we have continued to develop comprehensive solutions with features, functionality and services that allow companies to manage the complexities of global trade.

    We provide our products and services from our offices in the United States, United Kingdom Mexico, and Canada to over 200 clients. Our clients typically acquire a limited number of server and user subscriptions or licenses to implement in a division or department. As they expand implementation of our products globally and to their clients, suppliers, and business partners, additional subscriptions or licenses are acquired. We currently market our products and services on a global basis through our direct sales force and other channels, such as strategic alliances and partners. We expect revenues from our international operations to increase as we continue to expand our international sales and services organizations.

    In July 2000, we entered into an agreement to acquire Ford's global customs unit and merged Ford's global customs unit into our managed services operations. The Ford operations that were merged into us consist of Ford personnel and technology currently utilized by Ford to manage its international trade transactions. By combining our existing technology and intellectual capital with that acquired from Ford, we intend to expand our managed services offerings to companies of varying sizes on a global basis. Ford received 8,000,000 shares of our common stock valued at approximately $79.2 million in consideration at the time of the transaction.

    In August 2000, we began to provide Ford with global trade management services in the United States. If we successfully implement our services in the United States, we will have the opportunity under our agreement with Ford to provide our services to Ford divisions and subsidiaries in other geographic regions around the world. For example, in January 2001 and March 2001, we expanded our global trade management services provided to Ford by assuming responsibility for administering and managing Ford's global trade operations in Mexico and Canada, respectively. The contractual terms relating to other foreign operations have not been finalized and are subject to negotiation based upon the actual costs. These costs include personnel costs, administrative overhead and information technology processing costs. These costs will be determined using Ford's accounting records.

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

    We are compensated for our services provided to Ford based on the number of transactions executed, subject to certain minimum transaction levels through 2004. The transaction fee was a negotiated amount based upon the estimated costs of managing international transactions. A transaction, also known as a "customs entry," (or the equivalent in other geographic regions) is a declaration for imported goods imported from Ford, under one conveyance, on one day. Each request submitted for the shipment of goods becomes a customs entry at the time the shipment enters the commerce of a nation. Although Ford has the ability to manage the number of transactions, based on customs regulations and Ford's just-in-time production process, opportunities to combine multiple transactions into one customs entry are limited and not employed by Ford in the customs clearance of goods.

    The agreement requires Ford to pay us a fee equal to 10% of annual cost savings up to a certain threshold and 15% above that threshold. Cost savings shall be calculated by comparing the historical costs incurred by Ford with the future costs incurred under our agreement with Ford. These costs include only duty, taxes, other related government payments and customs broker costs paid by Ford.

    Our client relationship with Ford will have a significant impact on our total revenue and is expected to account for greater than 10% of revenues for the foreseeable future. In 2000, Ford accounted for approximately 18% of our total revenues. In addition, approximately one-third of the revenues derived by Ford's global customs unit historically have been attributable to its foreign operations. As a result, as we continue to enter into agreements to provide global trade services to Ford operations in other countries and regions, we expect to experience an increasingly higher percentage of our revenues from foreign operations in the future.

OTHER ACQUISITIONS

    On March 1, 2001, Vastera Acquisition Corporation, a wholly-owned subsidiary of Vastera, Inc., entered into a definitive agreement with Speed Chain
Network, Inc., ("Speedchain"), a supply chain event management and global e-logistics solutions provider, to acquire Speedchain in exchange for approximately 1,000,000 shares of Vastera's common stock. This acquisition is subject to the approval of Speedchain's stockholders and clearance of any required regulatory approvals. Vastera intends to account for this acquisition under the purchase method of accounting.

    In June 1999, we acquired Quantum Consulting Associates, Inc. of Denver, Colorado to enhance our trade process consulting services and trade expertise. The shareholders of Quantum received $439,000 in cash and 567,000 shares of our common stock valued at approximately $1.5 million, in exchange for all of the outstanding common stock of Quantum.

    In January 1999, we acquired Deltac Limited, a provider of trade content and management consulting expertise for the United Kingdom (UK) and European Union
(EU). The shareholders of Deltac received $100,000 in cash and 189,000 shares of our common stock valued at $409,000, in exchange for all of the outstanding common stock of Deltac.

    The acquisitions of Quantum, Deltac, and Ford's global customs unit were accounted for under the purchase method of accounting. The excess of the consideration over the fair value of the acquired assets and liabilities related to our Quantum and Deltac acquisitions of approximately $2.4 million was accounted for as goodwill. The excess of the consideration over the fair value of the acquired assets of Ford's global customs unit that has been accounted for as goodwill and identifiable intangibles is estimated to be $70.1 million and $10.0 million, respectively. Goodwill and identifiable intangibles are being amortized on a straight-line basis over three to four years and resulted in charges to operations of approximately $313,000 and $6.8 million for the years ended December 31, 1999 and 2000. In the aggregate, amortization for future periods is expected to be approximately
$20.6 million for the year ending December 31, 2001, approximately $21.0 for the year ending December 31, 2002, approximately $21.0 million for the year ended December 31, 2003 and approximately $12.7 million for the year ended
December 31, 2004.

SOURCE OF REVENUES AND REVENUE RECOGNITION POLICY

    Our revenues are classified as either subscription/transaction revenues or services revenues. In 2000, we renamed our software products and services as follows:

    - our Global Passport software product is now called TradeSphere;

    - our strategic and operational consulting services are now called Trade Management Consulting;

    - our managed-services consisting of Global e-Content, TradeSphere and our proprietary methodology and services is now called Managed Services.

    A description of our current revenue classifications follows:

SUBSCRIPTION/TRANSACTION REVENUES

    Subscription/transaction revenues consist of subscription-based revenues, transaction-based revenues and perpetual software license revenues.

    SUBSCRIPTION-BASED REVENUES. Subscription-based revenues are revenues derived from subscription arrangements in which our clients subscribe to use TradeSphere, TradePrism.com and Managed Services for a contract term. Revenues are recognized ratably over the contract term. Subscription arrangements typically range from three to five years. Payments on subscription arrangements are typically collected annually, quarterly, or monthly.

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

    TRADE MANAGEMENT CONSULTING REVENUES. Trade Management Consulting revenues are derived from management consulting services. These revenues are provided on either a time-and-materials or on a fixed-price basis and are recognized as the services are performed or on a percentage-of-completion basis.

    Our services revenues have increased due to the growth in our client base, expansion of our implementation organization and expansion of our management consulting organization. Services revenues are typically billed and collected monthly. In the future we expect services revenues to decrease as a percentage of total revenues.

    Our sales cycle averages six to nine months on software sales and nine to twelve months on managed services agreements. Furthermore, we have experienced, and expect to continue to experience, significant variation in the size of individual sales. As a result of this and other factors, our results have varied significantly in the past and are likely to be subject to significant fluctuations in the future. Since subscription/transaction revenues are recognized ratably, and the timing of services revenues is dependent on the scope of the engagement, we believe that period-to-period comparisons of the results of operations are not necessarily indicative of the results we expect for any future period.

DEFERRED REVENUES

    Deferred revenues include amounts billed to clients for whom revenues have not been recognized and generally result from billed, but deferred subscription/transaction revenues and deferred services not yet rendered. Deferred revenues will be recognized on a monthly basis over the remaining economic life of the product or when the services are performed. As we continue to increase our subscription and transaction-based revenues relative to our perpetual licenses, we expect our deferred revenues to fluctuate since subscription and transaction-based clients are billed and pay ratably (monthly or quarterly). Thus, we do not consider deferred revenue to be a good indicator of future revenues.

COST OF REVENUES

    Cost of revenues includes the cost of our subscription/transaction revenues and the cost of our services revenues.

    Cost of subscription/transaction revenues includes royalties due to third parties for technology products integrated into our software products as well as the cost of salaries and related expenses for our technical support and managed services organizations. We expect the cost of subscription/ transaction revenues to continue to increase as we further expand our offerings and integrate other technology products into our product offerings.

    We have a value-added reseller license agreement with Sun Microsystems and, effective June 2000 through December 2002, we have the right to sublicense Sun's software royalty free. Prior to June 2000, we were required to pay a royalty of 2% of revenues generated from the sale of our base application package in exchange for the right to sublicense Sun's software. We also have an OEM Software License agreement with IBM in which we agreed to pay IBM a royalty of $350,000 for the year 2000 and 6% of the contract value of products shipped with IBM content for years 2001 through 2005 in exchange for the right to sublicense IBM's software.

    Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting, and training services provided to clients, as well as, the cost of third parties contracted to provide either application consulting or implementation services to our clients. The total cost of revenues may fluctuate based on the mix of products and services sold.

    We expect our cost of subscription/transaction revenues to increase as a result of our recent transaction-based managed services contract signed with Ford. In the short term, we expect our gross margins on subscription/transaction revenues to fluctuate as we phase in the global trade management of Ford, as we fully integrate Ford's technology with our technology and as we increase the number of additional clients subscribing to our managed services.

STOCK-BASED COMPENSATION

    We recorded deferred compensation, net of adjustments for terminated employees, of approximately $6.4 million in the last six months of 1999 and approximately $13.1 million for the year ended December 31, 2000. These amounts represent the difference between the exercise price and the fair value for accounting purposes of the underlying common stock at the date of grant. This amount is included as a component of stockholders' equity (deficit) and is being amortized on an accelerated basis over the applicable vesting period.

    For the years ended December 31, 1999 and 2000, we amortized approximately $378,000 and $10.2 million of deferred compensation, respectively. We expect to amortize deferred compensation of approximately $5.3 million, $2.6 million, $935,000 and $42,000 for the years ended December 31, 2001, 2002, 2003 and 2004.
The amount of stock option compensation expense to be recorded in future periods could decrease if options are forfeited for which accrued but unvested compensation has been recorded.

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

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 2000

REVENUES

    TOTAL REVENUES. Total revenues increased 72% from approximately $19.1 million for the year ended December 31, 1999 to approximately $33.0 million for the year ended December 31, 2000.

    SUBSCRIPTION/TRANSACTION REVENUES. Subscription/transaction revenues increased 129% from approximately $7.3 million for the year ended December 31, 1999 to approximately $16.6 million for the year ended December 31, 2000. We attribute this increase to continued growth in our client base resulting from increased market acceptance of our product offerings and our increased sales and marketing efforts. As we continue to focus our development and marketing efforts on our TradeSphere and TradePrism.com solutions, and as a result of our managed services agreements with Ford, Visteon and Land Rover, we expect subscription/transaction revenues to increase significantly as a percentage of total revenues.

    SERVICES REVENUES. Services revenues increased 38% from approximately $11.9 million for the year ended December 31, 1999 to approximately
$16.3 million for the year ended December 31, 2000. This increase resulted from increases in our client base as well as in our average billing rates. We expect the proportion of services revenues to total revenues to decrease significantly as a result of our managed services agreements with Ford, Visteon and Land Rover.

COST OF REVENUES

    COST OF SUBSCRIPTION/TRANSACTION REVENUES. The cost of subscription/transaction revenues increased 685% from approximately $692,000 for the year ended December 31, 1999 to approximately $5.4 million for the year ended December 31, 2000. This increase resulted from our investment in our client support infrastructure and our managed services agreements with Ford, Visteon, and Land Rover. The cost of subscription/transaction revenues as a percentage of subscription/transaction revenues was 10% for the year ended December 31, 1999 and 33% for the year ended December 31, 2000. This increase as a percentage of subscription/transaction revenues reflected our expansion of our technical support and managed services organization. We expect the cost of subscription/transaction revenues to increase as a percentage of subscription/transaction revenues in 2001 as we continue to invest in our support infrastructure and roll out our managed services agreements with Ford, Visteon and Land Rover, experience greater royalty costs associated with our OEM agreement with IBM, and expand our product offerings and integrate other technology products into our offerings. However, we expect the cost of subscription/transaction revenues to decrease as a percentage of subscription/transaction revenues on a quarter over quarter basis.

    COST OF SERVICES REVENUES. The cost of services revenues increased 29% from approximately $10.1 million for the year ended December 31, 1999 to approximately $13.0 million for the year ended December 31, 2000. This increase resulted from the hiring and training of consulting and training personnel to support our increased client base. The cost of services revenues as a percentage of services revenues was 85% for year ended December 31, 1999 and 79% for year ended December 31, 2000. This decrease reflects the productivity improvements that we have made in both our Trade Management Consulting as well as our implementation and training organizations. We expect the cost of services revenues to decrease as a percentage of services revenues.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, sales training events, public relations, advertising, trade shows, and travel expenses related to both promotional events and direct sales efforts. Sales and marketing increased 95% from approximately $7.1 million for year ended December 31, 1999 to approximately $13.9 million for the year ended December 31, 2000. This increase resulted from our continued investment in our sales and marketing infrastructure, both domestically and internationally. These investments included significant personnel and related expenses, recruiting fees, travel expenses, and related facility and equipment costs. In addition, we increased marketing activities, including trade shows, public relations, direct mail campaigns and other promotional activities during this period. Sales and marketing expenses represented 37% of our total revenues for the year ended December 31, 1999 and 42% for the year ended December 31, 2000. We believe that we will need to continue to increase our sales and marketing expenses to expand our market position. As a result, we anticipate that sales and marketing expenses will continue to increase in absolute dollar amounts but decrease as a percentage of total revenues in future years.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers, and technical writers. Research and development expenses increased 102% from approximately $6.2 million for the year ended December 31, 1999 to approximately $12.5 million for the year ended December 31,

2000. This increase resulted from an increase in the number of internal and contract software developers and quality assurance personnel needed to support our product development and testing activities. Research and development expenses represented 32% of our total revenues for the year ended December 31, 1999 and 38% for the year ended December 31, 2000. We believe that we must continue to invest in research and development in order to develop new products and services. As a result, we anticipate that research and development expenses will continue to increase in absolute dollar amounts but decrease as a percentage of total revenues.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. These expenses also include fees for legal, audit and accounting, and other professional services. General and administrative expenses increased 61% from approximately $3.7 million for the year ended December 31, 1999 to approximately $5.9 million for the year ended December 31, 2000. This increase resulted from the addition of executive, finance and administrative personnel to support the growth of our business. General and administrative expenses represented 19% of our total revenues for the year ended December 31, 1999 and 18% for the year ended December 31, 2000. We believe our general and administrative expenses will continue to increase in absolute dollar amounts, but decrease as a percentage of total revenues as we expand our administrative staff, domestically and internationally, and incur expenses associated with being a public company. We expect these expenses to include annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and additional legal, accounting and consulting fees.

    DEPRECIATION.  Depreciation expense increased 72% from approximately
$1.3 million for the year ended December 31, 1999 to approximately $2.3 million for the year ended December 31, 2000. This increase resulted from the depreciation of fixed assets purchased to build the infrastructure needed to support the growth of our business. Depreciation expense represented 7% of our total revenues for the year ended December 31, 1999 and 2000.

    AMORTIZATION. Amortization expense increased approximately $6.4 million from approximately $313,000 for the year ended December 31, 1999 to approximately $6.7 million for the year ended December 31, 2000. This increase resulted from the amortization of goodwill and intangible assets from the acquisition of Ford Motor Company's Global Customs Unit in July 2000. Amortization expense represented 2% of our total revenues for the year ended December 31, 1999 and 21% for the year ended December 31, 2000. As part of the Ford transaction, we acquired an assembled workforce that was valued at approximately $6.5 million. This value was allocated to each country in which we provide services to Ford, based upon the number of employees in each country, and the related amortization will be recorded on a straight-line basis over three years from the date we assume Ford's customs operations in each country. As part of the Ford transaction, we also acquired the perpetual right to use their technology royalty free. This asset was valued at approximately
$2.3 million and will be amortized on a straight-line basis over four years. In addition to recording the value associated with the assembled workforce and the licensed technology, we will record approximately $70.1 million in goodwill. The goodwill will be amortized on a straight-line basis over the next four years.

    STOCK-BASED COMPENSATION. Stock-based compensation expense increased from approximately $378,000 for the year ended December 31, 1999 to approximately $10.2 million for the year ended December 31, 2000. Deferred compensation of approximately $8.9 million at December 31, 2000 will be amortized on an accelerated basis over the applicable vesting period.

    OTHER INCOME (EXPENSES), NET. Other income (expenses), net fluctuates based on the amount of cash balances available for investment, borrowings under our line of credit, interest expense related to our term loans and realized gains and losses on investments. Other income (expenses), net increased from approximately $181,000 for the year ended December 31, 1999 to approximately $1.0 million for the year ended December 31, 2000. This increase reflects the additional interest expense on the equipment line of credit for year ended December 31, 2000, offset by the interest income earned on our proceeds from our initial public offering completed in October 2000 currently maintained in short-term investments.

    INCOME TAXES. No provision for income taxes has been recorded for either the year ended December 31, 1999 or for the year ended December 31, 2000 due to accumulated net operating losses. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.

    As of December 31, 2000, we had net operating loss carry-forwards for federal tax purposes of approximately $39.0 million. These federal tax loss carry-forwards are available to reduce future taxable income and begin to expire in 2011. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership have occurred, and as a result, our future utilization of these net operating carry-forwards that we accumulated prior to the change in ownership may be subject to a limitation per year. We may generate additional net operating loss carry-forwards in the future.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1999

REVENUES

    TOTAL REVENUES. Total revenues increased 116% from approximately $8.9 million for the year ended December 31, 1998 to approximately $19.1 million for the year ended December 31, 1999.

    SUBSCRIPTION/TRANSACTION REVENUES. Subscription/transaction revenues increased 78% from approximately $4.1 million for the year ended December 31, 1998 to approximately $7.3 million for the year ended December 31, 1999. We attribute this increase to growth in our client base resulting from increased market acceptance of our product offerings and our increased sales and marketing efforts.

    SERVICES REVENUES.  Services revenues increased 148% from approximately
$4.8 million for the year ended December 31, 1998 to approximately
$11.9 million for the year ended December 31, 1999. This increase resulted from increases in our client base and increases in our average billing rates. The increase in services revenues as a percentage of total revenues was also attributable to the acquisitions of Deltac Limited and Quantum Consulting Associates, Inc. Included in our services revenues for the year ended
December 31, 1999 is approximately $727,000 of services revenues attributable to the acquisitions of Deltac Limited and Quantum Consulting Associates, Inc. $727,000, or approximately 10%, of the $7.1 million increase in services revenues was attributable to these acquisitions.

COST OF REVENUES

    COST OF SUBSCRIPTION/TRANSACTION REVENUES. The cost of subscription/transaction revenues decreased 2% from approximately $708,000 for the year ended December 31, 1998 to approximately $692,000 for the year ended December 31, 1999. While we had an increase in our client support costs, it was more than offset by our ability to negotiate more favorable royalty rates for technology products integrated into our software products. The cost of subscription/transaction revenues, as a percentage of subscription/transaction revenues, was 17% for the year ended December 31, 1998 and 10% for the year ended December 31, 1999.

    COST OF SERVICES REVENUES. The cost of services revenues increased 140% from approximately $4.2 million for the year ended December 31, 1998 to approximately $10.1 million for the year ended December 31, 1999. This increase resulted from the hiring and training of consulting and training personnel to support our increased client base. The cost of services revenues as a percentage of services revenues was 88% for the year ended December 31, 1998 and 85% for the year ended December 31, 1999. This decrease reflects productivity improvements in our implementation and training organizations in 1999. However, this decrease was offset by our focus on hiring and training personnel in our management consulting organization.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses increased 56% from approximately $4.6 million for the year ended December 31, 1998 to approximately $7.1 million for the year ended December 31, 1999. This increase resulted from our increased investment in our sales and marketing infrastructure, both domestically and internationally, in the anticipation of future market growth. The investments included significant personnel related expenses, recruiting fees, travel expenses, and related facility and equipment costs. In addition, we increased marketing activities, including trade shows, public relations, direct mail campaigns and other promotional activities. Sales and marketing expenses represented 52% of our total revenues for the year ended December 31, 1998 and 37% for the year ended December 31, 1999. This decrease reflects the higher revenue base as well as improvements achieved in productivity of our sales organization.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 45% from approximately $4.3 million for the year ended December 31, 1998 to approximately $6.2 million for the year ended December 31, 1999. This increase resulted from an increase in the number of software developers and quality assurance personnel needed to support our product development and testing activities. Research and development expenses represented 48% of our total revenues for the year ended December 31, 1998 and 32% for the year ended December 31, 1999.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 44% from approximately $2.6 million for the year ended December 31, 1998 to approximately $3.7 million for the year ended December 31, 1999. This increase resulted from the addition of executive, finance, and administrative personnel to support the growth of our business. General and administrative expenses represented 29% of our total revenues for the year ended December 31, 1998 and 19% for the year ended December 31, 1999. The decrease as a percentage of total revenues reflected efficiencies gained throughout our administrative processes as we have grown as a company.

    DEPRECIATION. Depreciation expense increased 106% from approximately $637,000 for the year ended December 31, 1998 to approximately $1.3 million for the year ended December 31, 1999. This increase resulted from the depreciation of fixed assets purchased to build the infrastructure needed to support the growth of our business. Depreciation expense represented 7% of our total revenues for the years ended December 31, 1998 and December 31, 1999.

    AMORTIZATION.  There was no amortization expense for the year ended
December 31, 1998 and there was approximately $313,000 for the year ended December 31, 1999. This increase resulted from amortization of goodwill from the acquisition of Deltac Limited in January 1999 and Quantum Consulting
Associates, Inc. in June 1999. There was no amortization expense for the year ended December 31, 1998 and an amount equal to 2% of revenues was recorded for the year ended December 31, 1999.

    STOCK-BASED COMPENSATION. Stock-based compensation expense increased from zero for the year ended December 31, 1998 to approximately $378,000 for the year ended December 31, 1999. Deferred compensation of approximately $6.0 million at December 31, 1999 will be amortized on an accelerated basis over the applicable vesting period.

    OTHER INCOME (EXPENSES), NET. Other income (expenses), net increased from approximately ($157,000) for the year ended December 31, 1998 to $181,000 for the year ended December 31, 1999. This increase reflects the investment income earned on the proceeds of our private placement during 1998.

    INCOME TAXES. No provision for income taxes has been recorded for either the year ended December 31, 1998 or the year ended December 31, 1999 due to accumulated net operating losses. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

    We had cash and cash equivalents and short-term investments of $90.7 million as of December 31, 2000, an increase of $85.8 million from December 31, 1999. On October 3, 2000 and October 31, 2000, we closed our initial public offering of 6,900,000 shares of common stock at $14.00 per share. The net proceeds from these sales of common stock were approximately
$86.1 million after underwriting discounts and commissions of $6.8 million and after offering expenses of approximately $3.6 million.

    We have primarily financed our operations through sales of our stock, borrowings under our line of credit and capital lease obligations, and net revenues generated from our business. Through December 31, 2000, we have raised cumulative net proceeds of approximately $45.5 million through convertible preferred stock offerings. The Company has a $2.5 million secured revolving credit facility and a $4.8 million equipment line of credit with PNC Bank. The line bears interest at prime rate plus 0.75% percent for the secured revolving credit facility and prime rate plus 0.85% percent for the equipment line of credit. As of December 31, 2000, there was no outstanding indebtedness under the secured revolving credit facility and $2.9 million outstanding under the equipment line of credit.

    Net cash used in operating activities totaled approximately $3.9 million in 1998, $5.7 million in 1999 and $19.7 million in 2000. Net cash flows from operating activities reflect net losses of approximately $8.3 million in 1998, $10.5 million in 1999 and $35.8 million in 2000, and to a lesser extent, are offset by the non-cash expenses relating to depreciation and amortization, provision for allowance for doubtful accounts and stock-based compensation. In addition, the net cash used in operations increased due to the increase in accounts receivable and decrease, accounts payable, accrued compensation and deferred revenues.

    Net cash used in investing activities was approximately $2.8 million in 1998, $3.2 million in 1999 and $69.4 million for 2000. Our investing activities reflect the additions of property and equipment and purchases of investments, and the acquisition of subsidiaries completed during 1999. We also anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support expansion of our sales, marketing, and research and development activities.

    Net cash provided by financing activities was approximately $13.1 million in 1998, $2.1 million in 1999 and $108.0 million in 2000. These positive financing cash flows primarily reflect the net proceeds from the sale of our stock and the issuance of the line of credit and capital lease obligations. In October 2000, the Company completed an initial public offering and raised approximately
$86.1 million in proceeds, net of offering expenses.

    Amounts borrowed from one lending institution for capital leases are due over 36 to 48-month repayment periods and are collateralized by our software products. As of December 31, 1999 and 2000, the outstanding balance under this capital lease agreement was approximately $1.0 million and $541,000 respectively.

    The terms of our revolving and equipment lines of credit require us to comply with certain financial covenants. As of December 1999 and 2000, there were no amounts borrowed under the revolving line of credit and approximately $1,723,000 and $2,925,000 was outstanding under the equipment line of credit, respectively. On March 31, 2000, we amended the existing financial covenants and increased our equipment line of credit to $4,800,000. Pursuant to an amendment dated June 19, 2000, the bank agreed to exclude all non-cash charges from the calculations of the covenants clarified our financial covenants. The most restrictive of the amended financial covenants is that our operating losses, as defined, must not exceed $5,000,000 for the second, third and fourth fiscal quarters of 2000 and for the first fiscal quarter of 2001, and $2,000,000 in any quarter thereafter, and, beginning in the first quarter of 2002, we are not permitted to have two consecutive quarters with operating losses. As calculated under the amended financial covenants, our operating loss for the fourth quarter of 2000 was approximately $4.7 million. Other financial covenants, which were amended, require that we maintain minimum tangible net worth, as defined, as follows (in thousands):

                                                              MINIMUM TANGIBLE
AS OF THE QUARTER ENDED,                                         NET WORTH
------------------------                                      ----------------
March 31, 2000..............................................       $ 4,000
June 30, 2000...............................................           400
September 30, 2000..........................................        (3,750)
December 31, 2000...........................................        (6,600)
March 31, 2001..............................................        (9,500)
June 30, 2001...............................................       (11,500)
September 30, 2001..........................................       (11,750)
Thereafter..................................................       (11,250)

    As calculated under the amended financial covenants, our tangible net worth as of December 31, 2000 was approximately $100.6 million.

    We expect to pay approximately $1.8 million, $1.4 million, $336,000 and $17,000 on our equipment line of credit and lease agreements in 2001, 2002, 2003 and 2004, respectively. We will fund these commitments through our current cash resources and our future cash flow from operations.

    Our secured revolving credit facility was scheduled to expire on December 31, 2000. In December 2000, our lending institution extended the term of this facility to March 31, 2001. We are currently in discussions with our lending institution and expect to renegotiate the terms of this facility. However, if for some reason this facility was not extended or renegotiated, there would not be a significant impact on the Company's financial position as there is no amount outstanding under the revolving credit facility.

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

    In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies. We believe that our current cash resources will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

    The Company reimburses Ford for certain expenses in connection with the acquision of Ford's global customs operations. The Company expects to pay approximately $534,000 in fees to Ford each month for the reimbursement of expenses incurred by Ford for the use of facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. As of December 31, 2000, the Company does not hold any derivative instruments and currently does not engage in hedging activities. The Company anticipates the adoption of SFAS No. 133 will not have a material impact on our financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition." This bulletin summarizes views of the Staff on the measurement and timing of revenue recognition in financial statements of public companies. The Company's adoption of SAB 101 in 2000 did not have a material impact on the Company's annual or quarterly results of operations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

    We currently do not use financial instruments to hedge operating expenses by our European subsidiary. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. We do not hold or issue derivative securities, derivative commodity instruments or other financial instruments for trading purposes. Therefore, no quantitative tabular disclosures are required.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements, and related notes thereto, of Vastera and the Report of Independent Auditors are filed as part of this Form 10-K.

Report of Independent Public Accountants....................   38
Consolidated Balance Sheets as of December 31, 1999 and
  December 31, 2000.........................................   39
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999 and 2000..........................   40
Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) for the years ended December 31, 1998, 1999 and
  2000......................................................   41
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000..........................   42
Notes to Consolidated Financial Statements..................   43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vastera, Inc.:

    We have audited the accompanying consolidated balance sheets of Vastera, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vastera, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP
     ---------------------------------------------------------------------------
                                          ARTHUR ANDERSEN LLP

Vienna, Virginia
January 19, 2001

                                 VASTERA, INC.

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $    961       $  19,693
  Short-term investments....................................       3,908          70,978
  Accounts receivable, net of allowance of $589 and $665 for
    doubtful accounts, respectively.........................       5,237          11,163
  Prepaid expenses and other current assets.................         442           1,653
                                                                --------       ---------
      Total current assets..................................      10,548         103,487
Property and equipment, net.................................       3,859           6,183
Intangible assets, net......................................       2,079          75,302
Deposits and other assets...................................         666             538
                                                                --------       ---------

      Total assets..........................................    $ 17,152       $ 185,510
                                                                ========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Line of credit and capital lease obligations, current.....    $    391       $   1,837
  Accounts payable..........................................       2,440           2,896
  Accrued expenses..........................................       2,979           3,422
  Accrued compensation and benefits.........................       1,736           3,683
  Deferred revenue, current.................................       7,202          10,171
                                                                --------       ---------
      Total current liabilities.............................      14,748          22,009
Long-term liabilities:
  Line of credit and capital lease obligations, net of
    current portion.........................................       2,326           1,787
  Deferred revenue, net of current portion..................       3,889           2,704
                                                                --------       ---------
      Total liabilities.....................................      20,963          26,500
                                                                --------       ---------

Commitments and contingencies

Redeemable convertible preferred stock:
  Series A, Series B, Series C, Series C-1, Series D, Series
    D-1, and Series E; $0.01 par value; 9,198 shares
    authorized in aggregate; 6,085 shares issued and
    outstanding in aggregate as of December 31, 1999
    (aggregate redemption amount and liquidation preference
    of $91,275 and $30,926, respectively, as of
    December 31, 1999)......................................      46,117              --
Stockholders' equity (deficit):
  Common stock, $0.01 par value; 100,000 shares authorized;
    6,430 and 36,336 shares issued and outstanding,
    respectively............................................          64             363
  Additional paid-in capital................................       9,765         292,887
  Accumulated other comprehensive income (loss).............         (41)             66
  Deferred compensation.....................................      (6,043)         (8,927)
  Accumulated deficit.......................................     (53,673)       (125,379)
                                                                --------       ---------
      Total stockholders' equity (deficit)..................     (49,928)        159,010
                                                                --------       ---------
      Total liabilities and stockholders' equity
        (deficit)...........................................    $ 17,152       $ 185,510
                                                                ========       =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                                 VASTERA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
REVENUES:
  Subscription/transaction revenues.........................  $ 4,088    $  7,261   $ 16,641
  Services revenues.........................................    4,778      11,869     16,329
                                                              -------    --------   --------
  Total revenues............................................    8,866      19,130     32,970
                                                              -------    --------   --------
Cost of revenues
  Cost of subscription/transaction revenues (excluding
    stock-based compensation of $334 in 2000.)..............      708         692      5,431
  Cost of services revenues (excluding stock-based
    compensation of $27 and $1,426 in 1999 and 2000
    respectively.)..........................................    4,206      10,078     12,955
                                                              -------    --------   --------
OPERATING EXPENSES:
  Sales and marketing (excluding stock-based compensation of
    $135 and $4,077 in 1999 and 2000, respectively.)........    4,581       7,143     13,920
  Research and development (excluding stock-based
    compensation of $56 and $987 in 1999 and 2000,
    respectively.)..........................................    4,271       6,194     12,482
  General and administrative (excluding stock-based
    compensation of $160 and $3,343 in 1999 and 2000,
    respectively.)..........................................    2,562       3,680      5,923
  Depreciation..............................................      637       1,312      2,262
  Amortization - goodwill...................................       --         313      6,315
  Amortization - identifiable intangibles...................       --          --        392
  Stock-based compensation..................................       --         378     10,167
                                                              -------    --------   --------
    Total operating expenses................................   12,051      19,020     51,461
                                                              -------    --------   --------
    Loss from operations....................................   (8,099)    (10,660)   (36,877)
  Other income (expense):
  Interest income...........................................       51         421      1,354
  Interest expense..........................................     (208)       (240)      (306)
                                                              -------    --------   --------
    Total other income (expense)............................     (157)        181      1,048
                                                              -------    --------   --------
Net loss....................................................  $(8,256)   $(10,479)  $(35,829)
Dividends and accretion on redeemable convertible preferred
  stock.....................................................   (1,184)    (19,347)   (35,877)
                                                              -------    --------   --------
Net loss applicable to common stockholders..................  $(9,440)   $(29,826)  $(71,706)
                                                              =======    ========   ========
Basic and diluted net loss per common share.................  $ (1.73)   $  (4.92)  $  (4.90)
                                                              =======    ========   ========
Weighted-average common shares outstanding..................    5,457       6,065     14,620
Pro forma basic and diluted net loss per common share.......                        $  (1.47)
                                                                                    ========
Pro forma weighted-average common shares outstanding........                          24,441
                                                                                    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 VASTERA, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                                                                             ACCUMULATED
                                                            COMMON STOCK       ADDITIONAL       OTHER
                                         COMPREHENSIVE   -------------------    PAID-IN     COMPREHENSIVE     DEFERRED
                                         INCOME (LOSS)    SHARES     AMOUNT     CAPITAL     INCOME (LOSS)   COMPENSATION
                                         -------------   --------   --------   ----------   -------------   ------------
Balance, December 31, 1997.............                    6,027      $ 60      $    812        $  --         $    --
  Net loss.............................                       --        --            --           --              --
  Issuance of warrants to purchase
    Series C-1 preferred stock.........                       --        --           171           --              --
  Issuance of warrants to purchase
    Series D preferred stock...........                       --        --            40           --              --
  Issuance of warrants to purchase
    Series D-1 preferred stock.........                       --        --           197           --              --
  Issuance of common stock in legal
    settlement.........................                      120         1           119           --              --
  Exercise of stock options............                       15        --            14           --              --
  Retirement of treasury stock.........                     (660)       (6)         (324)          --              --
  Dividends and accretion on redeemable
    convertible preferred stock........                       --        --            --           --              --
                                           --------       ------      ----      --------        -----         -------
Balance, December 31, 1998.............                    5,502        55         1,029           --              --
  Net loss.............................    $(10,479)          --        --            --           --              --
  Net unrealized losses on
    investments........................         (41)          --        --            --          (41)             --
                                           --------
  Comprehensive loss...................     (10,520)
                                           ========
  Issuance of warrants to purchase
    Series D-1 preferred stock.........                       --        --           231           --              --
  Exercise of stock options............                      172         2           170           --              --
  Deferred stock compensation..........                       --        --         6,421           --          (6,421)
  Amortization of deferred stock
    compensation.......................                       --        --            --           --             378
  Issuance of common stock in
    connection with acquisition........                      756         7         1,914           --              --
  Dividends and accretion on redeemable
    convertible preferred stock........                       --        --            --           --              --
                                           --------       ------      ----      --------        -----         -------
Balance, December 31, 1999.............                    6,430        64         9,765          (41)         (6,043)
  Net loss.............................     (35,829)          --        --            --           --              --
  Foreign currency translation
    adjustment.........................        (136)          --        --            --         (136)             --
  Net unrealized gains on
    investments........................         243           --        --            --          243              --
                                           --------
  Comprehensive loss...................    $(35,722)
                                           ========
  Dividend for beneficial conversion
    feature on Series E preferred
    stock..............................                       --        --            --           --              --
  Exercise of stock options............                      592         6         1,311           --              --
  Exercise of preferred stock
    warrants...........................                      555         6           988           --              --
  Deferred stock compensation..........                       --        --        13,051           --         (13,051)
  Amortization of deferred stock
    compensation.......................                       --        --            --           --          10,167
  Issuance of common stock in
    connection with acquisition........                    8,000        80        79,120           --              --
  Issuance of common stock in initial
    public offering, net of expenses...                    6,900        69        86,075           --              --
  Conversion of preferred stock........                   13,859       138       102,577           --              --
  Dividends and accretion on redeemable
    convertible preferred stock........                       --        --            --           --              --
                                                          ------      ----      --------        -----         -------
Balance, December 31, 2000.............                   36,336      $363      $292,887        $  66         $(8,927)
                                                          ======      ====      ========        =====         =======


                                                         TREASURY STOCK
                                         ACCUMULATED   -------------------
                                           DEFICIT      SHARES     AMOUNT     TOTAL
                                         -----------   --------   --------   --------
Balance, December 31, 1997.............   $ (14,407)      660      $(330)    $(13,865)
  Net loss.............................      (8,256)       --         --       (8,256)
  Issuance of warrants to purchase
    Series C-1 preferred stock.........          --        --         --          171
  Issuance of warrants to purchase
    Series D preferred stock...........          --        --         --           40
  Issuance of warrants to purchase
    Series D-1 preferred stock.........          --        --         --          197
  Issuance of common stock in legal
    settlement.........................          --        --         --          120
  Exercise of stock options............          --        --         --           14
  Retirement of treasury stock.........          --      (660)       330           --
  Dividends and accretion on redeemable
    convertible preferred stock........      (1,184)       --         --       (1,184)
                                          ---------      ----      -----     --------
Balance, December 31, 1998.............     (23,847)       --         --      (22,763)
  Net loss.............................     (10,479)       --         --      (10,479)
  Net unrealized losses on
    investments........................          --        --         --          (41)

  Comprehensive loss...................

  Issuance of warrants to purchase
    Series D-1 preferred stock.........          --        --         --          231
  Exercise of stock options............          --        --         --          172
  Deferred stock compensation..........          --        --         --           --
  Amortization of deferred stock
    compensation.......................          --        --         --          378
  Issuance of common stock in
    connection with acquisition........          --        --         --        1,921
  Dividends and accretion on redeemable
    convertible preferred stock........     (19,347)       --         --      (19,347)
                                          ---------      ----      -----     --------
Balance, December 31, 1999.............     (53,673)       --         --      (49,928)
  Net loss.............................     (35,829)       --         --      (35,829)
  Foreign currency translation
    adjustment.........................          --        --         --         (136)
  Net unrealized gains on
    investments........................          --        --         --          243

  Comprehensive loss...................

  Dividend for beneficial conversion
    feature on Series E preferred
    stock..............................      (8,115)       --         --       (8,115)
  Exercise of stock options............          --        --         --        1,317
  Exercise of preferred stock
    warrants...........................          --        --         --          994
  Deferred stock compensation..........          --        --         --           --
  Amortization of deferred stock
    compensation.......................          --        --         --       10,167
  Issuance of common stock in
    connection with acquisition........          --        --         --       79,200
  Issuance of common stock in initial
    public offering, net of expenses...          --        --         --       86,144
  Conversion of preferred stock........          --        --         --      102,715
  Dividends and accretion on redeemable
    convertible preferred stock........     (27,762)       --         --      (27,762)
                                          ---------      ----      -----     --------
Balance, December 31, 2000.............   $(125,379)       --      $  --     $159,010
                                          =========      ====      =====     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 VASTERA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(8,256)   $(10,479)  $(35,829)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Stock-based compensation................................       --         378     10,167
    Depreciation and amortization...........................      637       1,625      8,969
    Provision for allowance for doubtful accounts...........       61         300        450
    Amortization of revenue discount related to Ford
      contract..............................................       --          --        125
    Amortization of revenue discount related to warrants
      issued to a customer..................................       --           6        225

  Changes in operating assets and liabilities:
    Accounts receivable.....................................   (1,215)     (1,925)    (6,385)
    Prepaid expenses and other current assets...............      (50)       (102)    (1,437)
    Deposits and other assets...............................      (44)       (536)        94
    Accounts payable and accrued expenses...................    1,489       1,863        218
    Accrued compensation and benefits.......................      611         491      1,949
    Deferred revenue........................................    2,905       2,666      1,787
                                                              -------    --------   --------
Net cash used in operating activities.......................   (3,862)     (5,713)   (19,667)
                                                              -------    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of subsidiaries..............................       --        (539)        --
  Net purchases of short-term investments...................   (2,401)     (1,548)   (66,827)
  Acquisition of property and equipment.....................     (433)     (1,148)    (2,555)
                                                              -------    --------   --------
    Net cash used in investing activities...................   (2,834)     (3,235)   (69,382)
                                                              -------    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of redeemable convertible preferred
    stock...................................................   13,415       2,339     16,974
  Proceeds from the exercise of preferred stock warrants....       --          --      4,740
  Net proceeds from issuance of common stock in initial
    public offering.........................................       --          --     86,144
  Proceeds from the exercise of stock options...............       14         172      1,317
  Proceeds from the issuance of long-term debt..............    1,600         150         --
  Principal payments on long-term debt......................   (1,929)       (544)    (1,155)
                                                              -------    --------   --------
    Net cash provided by financing activities...............   13,100       2,117    108,020
                                                              -------    --------   --------
Effect of foreign currency exchange rate changes on cash and
  cash equivalents..........................................       --          --       (239)
                                                              -------    --------   --------
    Net increase (decrease) in cash and cash equivalents....    6,404      (6,831)    18,732
Cash and cash equivalents, beginning of year................    1,388       7,792        961
                                                              -------    --------   --------
Cash and cash equivalents, end of year......................  $ 7,792    $    961   $ 19,693
                                                              =======    ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 VASTERA, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY:

NATURE OF THE BUSINESS

    Vastera, Inc. ("Vastera" or the "Company") is a leading provider of web-native solutions for global trade management and was incorporated in Virginia in November 1991 under the name Export Software International, Inc. The Company reincorporated in Delaware in July 1996 and changed its name to Vastera, Inc. in June 1997.

    The Company's offerings include a library of global trade content, web-native software solutions and management consulting and managed services. Managed services range from management of a specific global trade function to providing complete management of a client's global trade operations. Our customers utilize these offerings to manage their global trade processes. Global trade involves the shipment of goods between countries and the management of information and business processes to complete shipment.

    The Company's operations are subject to certain risks and uncertainties, including among others, uncertainties relating to product development, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, dependence on key management personnel, limited protection of intellectual property and proprietary rights, uncertainty of future profitability and possible fluctuations in financial results.

ACQUISITIONS

    On August 29, 2000, the Company acquired Ford Motor Company's ("Ford") global customs operations. The Company also entered into a managed services agreement whereby Vastera will manage Ford's global trade operations. This agreement has a minimum term of four years and a maximum term of 10 years. The purchase method of accounting has been applied to this acquisition, and accordingly, the results of operations of Ford's global customs operations are included in the Company's operations from the date of acquisition. In connection with this transaction, the Company changed the name of Ford's global customs operations to Vastera Solution Services Corporation.

    Ford received 8,000,000 shares of the Company's common stock valued at approximately $79.2 million in exchange for Ford's global customs operations. The purchase price, including transaction costs of approximately $855,000, has been allocated based on fair values to the intangible assets with estimated useful lives as follows:

                                                                      ESTIMATED
                                                          VALUE      USEFUL LIFE
                                                       -----------   -----------
Assembled Workforce..................................  $ 6,500,000      3 yrs
Acquired Technology..................................    2,300,000      4 yrs
Ford contract........................................    1,200,000      4 yrs
Goodwill.............................................   70,055,000      4 yrs
                                                       -----------
                                                       $80,055,000
                                                       ===========

    On June 1, 1999, the Company acquired Quantum Consulting Associates, Inc., located in Denver, Colorado, a privately owned international trade consulting company. The purchase method of accounting has been applied to this acquisition, and accordingly, the results of operations of Quantum are included in the Company's operations from the date of acquisition.

                                 VASTERA, INC.

1. THE COMPANY: (CONTINUED)
    The shareholders of Quantum received approximately $439,000 in cash and 567,000 shares of common stock of Vastera, valued at approximately $1,511,000, in exchange for all of the outstanding common stock of Quantum. The excess of the purchase price over the fair value of the net assets of Quantum was approximately $1,880,000. This amount was allocated to goodwill and is being amortized on a straight-line basis over five years.

    On January 31, 1999, the Company acquired Deltac Limited, located in Wales, United Kingdom, a privately owned company and provider of international trade consulting. The purchase method of accounting has been applied to this acquisition, and accordingly, the results of operations of Deltac are included in the Company's operations from the date of acquisition. In connection with this transaction, the Company changed the name of Deltac to Vastera, Ltd.

    The shareholders of Deltac received $100,000 in cash and 189,000 shares of common stock of Vastera, valued at $409,000, in exchange for all of the outstanding common stock of Deltac. The excess of the purchase price over the fair value of the net assets of Deltac was approximately $512,000. This amount was allocated to goodwill and is being amortized on a straight-line basis over five years.

    The following unaudited pro forma information has been prepared as if the acquisitions of Deltac and Quantum had occurred as of January 1, 1998 and 1999, respectively:

                                               PRO FORMA FOR THE   PRO FORMA FOR THE
                                                  YEAR ENDED          YEAR ENDED
                                                 DECEMBER 31,        DECEMBER 31,
                                                     1998                1999
                                               -----------------   -----------------
                                                  (UNAUDITED)         (UNAUDITED)
Total revenues...............................       $11,329             $19,708
Net loss.....................................        (8,366)            (10,684)
Pro forma basic and diluted loss per common
  share......................................            --                (.66)

    The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made at the beginning of the periods presented or the future results of the combined operations.

    If the acquisition of Ford's global customs operations had occurred as of January 1, 1999, the pro forma effect would result in approximately a $166,000 (unaudited) and $464,000 (unaudited) increase to revenues and a $38,983,000 (unaudited) and $25,328,000 (unaudited) increase to total expenses for the years ended December 31, 1999 and 2000, respectively. The pro forma basic and diluted loss per common share would increase by $(1.38) (unaudited) and $(.58) (unaudited) for the years ended December 31, 1999 and 2000, respectively. The unaudited pro forma results including the acquisition of Ford's global customs operations do not reflect any adjustments and do not indicate the revenues that would have been earned under the Ford contract had the acquisition occurred as of January 1, 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Vastera, Ltd., Vastera International Corporation and Vastera Solution Services

                                 VASTERA, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
Corporation, from the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

    The Company's revenues consist of subscription/transaction revenues and services revenues. The Company recognizes revenue from the sale of software products and related services in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition."

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

    Transaction-based revenues are revenues derived from agreements, which provide for transaction fees based on usage of our software products or on the performance of our services. Revenues are recognized as transactions occur.

    Perpetual software license revenues are derived from the sales of perpetual software licenses and the related maintenance contract. Maintenance contracts include the right to unspecified enhancements on a when-and-if available basis, ongoing support and content update services. The content updates provided under maintenance arrangements are significant and frequent and thus the entire arrangement is in substance a subscription. Revenues from perpetual software license sales are recognized ratably over the estimated economic life of the product. We have estimated that the life of the product is three years, which is consistent with the historical periods between major upgrades to the functionality and architecture of our products such that we would charge all customers a new fee to migrate to the new version. Revenues from maintenance contracts are recognized ratably over the contract term, typically one year.

SERVICES REVENUES

    Services revenues are derived from implementation, management consulting and training services. Services are performed on a time and materials basis or under fixed price arrangements and are recognized as the services are performed or using percentage of completion.

                                 VASTERA, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
SOFTWARE DEVELOPMENT COSTS

    In accordance with Statement of Financial Accounting Standards ("SFAS")
No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of the Company's products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant, and therefore, the Company has not capitalized any software development costs.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds, commercial paper, government/federal notes and bonds, and certificates of deposit.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from these disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts reported in the consolidated balance sheets approximate the fair value for cash and cash equivalents, investments, accounts receivable, accounts payable, the line of credit and capital lease obligations.

ACCOUNTS RECEIVABLE

    As of December 31, 1999 and 2000, the Company had approximately $285,000 and $422,000, respectively, of unbilled revenue included in accounts receivable. Unbilled amounts primarily relate to services performed but not yet billed under fixed price arrangements.

INVESTMENTS

    The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company considers all of its investments as of December 31, 1999 and 2000, to be available-for-sale. Investments consist of commercial paper and government/federal notes and bonds with maturities greater than 90 days.

    As of December 31, 1999 and 2000, the Company recognized approximately ($41,000) and $243,000, respectively of net unrealized (losses) gains on investments in debt securities as a component of stockholders' equity (deficit).

                                 VASTERA, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The following is a summary of available for sales securities (in thousands):

                                                                      DECEMBER 31, 2000
                                                       -----------------------------------------------
                                                                  UNREALIZED   UNREALIZED
                                                         COST       LOSSES       GAINS      FAIR VALUE
                                                       --------   ----------   ----------   ----------
Money market funds...................................  $18,466       $  --        $  --       $18,466
Corporate notes and bonds............................   57,450          --          225        57,675
Government notes and bonds...........................   13,285          --           18        13,303
                                                       -------       -----        -----       -------
                                                       $89,201       $  --        $ 243       $89,444
                                                       =======       =====        =====       =======
Included in cash and cash equivalents................  $18,466       $  --        $  --       $18,466
Included in short-term investments...................   70,735          --          243        70,978
                                                       -------       -----        -----       -------
                                                       $89,201       $  --        $ 243       $89,444
                                                       =======       =====        =====       =======

                                                                      DECEMBER 31, 1999
                                                       -----------------------------------------------
                                                                  UNREALIZED   UNREALIZED
                                                         COST       LOSSES       GAINS      FAIR VALUE
                                                       --------   ----------   ----------   ----------
Money market funds...................................  $    --       $  --        $  --       $    --
Corporate notes and bonds............................    3,949         (41)          --         3,908
                                                       -------       -----        -----       -------
                                                       $ 3,949       $ (41)       $  --       $ 3,908
                                                       =======       =====        =====       =======
Included in cash and cash equivalents................  $    --       $  --        $  --       $    --
Included in short-term investments...................    3,949         (41)          --         3,908
                                                       -------       -----        -----       -------
                                                       $ 3,949       $ (41)       $  --       $ 3,908
                                                       =======       =====        =====       =======

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. The Company limits the amount of investment exposure in any one financial instrument and does not have any foreign currency investments. The Company sells products and services to customers across several industries throughout the world without requiring collateral. However, the Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses.

    As of December 31, 1999, one customer accounted for 16 percent of total accounts receivable. As of December 31, 2000, no customer accounted for more than 10 percent of total accounts receivable.

DEPRECIATION AND AMORTIZATION

    Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Assets acquired under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the leases. Goodwill related to the 1999 acquisitions is being amortized using the straight-line method over five years. Intangible assets, consisting of an assembled workforce, acquired technology, and the Ford contract, relate to the acquisition of Ford's global customs operations, and are being amortized using the straight-line method over three to four year periods. The value assigned

                                 VASTERA, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) to the Ford contract is being amortized as a discount to revenue over the minimum term of the contract. The value assigned to the assembled workforce has been allocated to each country in which the Company will provide services to Ford, based upon the number of employees in each country. The related amortization will be recorded on a straight-line basis over three years from the date the Company assumes Ford's customs operations in each country. Goodwill related to the acquisition of Ford's global customs operations will be amortized using the straight-line method over four years.

LONG-LIVED ASSETS

    The Company reviews its long-lived assets, including property and equipment and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. To determine recoverability of its long-lived assets, the Company evaluates the future, undiscounted, net cash flows compared to the carrying amount of the assets.

INCOME TAXES

    Deferred taxes are provided utilizing the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes," whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NET LOSS PER COMMON SHARE

    Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 1999 and 2000, options to purchase approximately 4,728,000 and 6,731,000 shares of common stock, respectively; warrants to purchase approximately 1,248,000 and 80,000 shares of common stock, respectively, and redeemable convertible preferred stock convertible into approximately 10,327,000 and zero shares of common stock, respectively, were outstanding. Due to the anti-dilutive nature of the options, warrants and redeemable convertible preferred stock, there is no effect on the calculation of weighted-average shares for diluted earnings per share. As a result, the basic and diluted loss per share amounts are identical.

    Unaudited pro forma loss per common share is computed using the pro forma weighted-average number of common shares outstanding for the period. Pro forma weighted-average common shares include the assumed conversion of all outstanding convertible preferred stock into common stock as of the beginning of the period presented.

FOREIGN CURRENCY TRANSLATION

    The Company uses the local currency as its functional currency in all foreign locations. Assets and liabilities are translated into U. S. dollars as of the balance sheet date. Revenues, expenses, gains, and

                                 VASTERA, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) losses are translated at the average exchange rates in effect during each period. If material, gains and losses resulting from translation are included in accumulated other comprehensive loss in stockholders' equity. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. There were no material gains or losses resulting from translation or foreign currency exchange transactions for the years ended December 31, 1998 and 1999. The Company incurred a loss of approximately $136,000 from translation of its foreign subsidiary's assets and liabilities into U.S. dollars for the year ended December 31, 2000. There were no material gains and losses from foreign currency exchange transactions for the same period.

COMPREHENSIVE INCOME (LOSS)

    As of December 31, 1999, accumulated other comprehensive income (loss) includes unrealized gains and losses on investments. As of December 31, 2000, accumulated other comprehensive income (loss) includes unrealized gains and losses on investments and foreign currency translation adjustments.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. As of December 31, 2000, the Company does not hold any derivative instruments and currently does not engage in hedging activities. The Company anticipates the adoption of SFAS No. 133 will not have a material impact on our financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition." This bulletin summarizes views of the Staff on the measurement and timing of revenue recognition in financial statements of public companies. The Company's adoption of SAB 101 in 2000 did not have a material impact on the Company's annual or quarterly results of operations.

                                 VASTERA, INC.

3. PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS:

    Property and equipment consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Computer equipment..........................................   $2,649     $4,384
Software....................................................    1,939      2,859
Furniture and equipment.....................................    1,677      2,739
Leasehold improvements......................................      230      1,099
                                                               ------     ------
                                                                6,495     11,081
Less -- Accumulated depreciation............................   (2,636)    (4,898)
                                                               ------     ------
Property and equipment, net.................................   $3,859     $6,183
                                                               ======     ======

    Intangible assets consist of the following (in thousands):

                                                                DECEMBER 31,
                                                             -------------------
                                                               1999       2000
                                                             --------   --------
Assembled workforce........................................   $   --    $ 6,500
Acquired technology........................................       --      2,300
Ford contract..............................................       --      1,200
Goodwill...................................................    2,392     72,447
                                                              ------    -------
                                                               2,392     82,447
Less -- Accumulated amortization -- identifiable
  intangibles..............................................       --       (392)
Less -- Accumulated amortization -- goodwill...............     (313)    (6,628)
Less -- Accumulated amortization -- revenue discount on
  Ford contract............................................       --       (125)
                                                              ------    -------
Intangible assets, net.....................................   $2,079    $75,302
                                                              ======    =======

4. LONG-TERM DEBT:

LINE OF CREDIT

    In March 1999, the Company negotiated a $2,500,000 secured revolving credit facility and a $1,500,000 equipment line of credit with a bank. The line bears interest at the prime rate plus .75 percent for the secured revolving credit facility and the prime rate plus .85 percent for the equipment line of credit. In September 1999, the equipment line was increased to $3,000,000. As of December 31, 1999 and December 31, 2000, the outstanding balance under the equipment line was approximately $1,723,000 and $2,925,000, respectively, and there were no amounts outstanding under the revolving line of credit. The revolving line of credit was scheduled to expire on December 31, 2000 and was extended to March 31, 2001.

    The equipment line of credit has two interest-only payment periods. Amounts borrowed until March 15, 2000 are subject to interest-only payments. After this date, the Company is required to make principal and interest payments to repay these borrowings over three years. The second interest-only payment period is applicable to borrowings from March 16, 2000 to September 15, 2000. After

                                 VASTERA, INC.

4. LONG-TERM DEBT: (CONTINUED)
September 15, 2000, the Company is required to make principal and interest payments to repay the borrowings from the second interest-only period over three years.

    The terms of the line of credit require the Company to comply with certain financial covenants. As of December 31, 1999, the Company was in violation of these covenants. On February 3, 2000, the bank granted the Company a waiver of past covenant violations and waived its right to call the line of credit for these covenant violations.

    On March 31, 2000, the Company amended the existing financial covenants and increased the equipment line of credit to $4,800,000. Pursuant to an amendment dated June 19, 2000, the Company's financial covenants for its revolving and equipment lines of credit were clarified by the bank to exclude all non-cash charges from the calculations of the covenants. The most restrictive of the amended financial covenants is that the Company's operating losses, as defined, will not exceed $5,000,000 for the second, third and fourth fiscal quarters of 2000 and for the first fiscal quarter in 2001, and $2,000,000 in any quarter thereafter, and, beginning in the first quarter of 2002, the Company is not permitted to have two consecutive quarters with operating losses. Other financial covenants, which were amended, require that the Company maintain minimum tangible net worth, as defined, as follows (in thousands):

                                                              MINIMUM TANGIBLE
AS OF THE QUARTER ENDED,                                         NET WORTH
------------------------                                      ----------------
March 31, 2000..............................................       $ 4,000
June 30, 2000...............................................           400
September 30, 2000..........................................        (3,750)
December 31, 2000...........................................        (6,600)
March 31, 2001..............................................        (9,500)
June 30, 2001...............................................       (11,500)
September 30, 2001..........................................       (11,750)
Thereafter..................................................       (11,250)

CAPITAL LEASE OBLIGATIONS

    The Company leases office equipment under various non-cancelable capital leases. The Company obtained an equipment leasing arrangement in the aggregate of $1,400,000 in 1997 and an additional $250,000 in 1998 from a lending institution (the "Lender"). Amounts borrowed from the equipment leasing arrangement are due over 36- to 48-month repayment periods and are collateralized by the Company's software product.

    As of December 31, 1999 and 2000, capital lease obligations outstanding were approximately $994,000 and $699,000, respectively. Property and equipment includes approximately $1,798,000 and $1,827,000 of equipment under capital lease arrangements at December 31, 1999 and 2000, respectively. Related accumulated depreciation was approximately $1,437,000 and $1,796,000 at December 31, 1999 and 2000, respectively.

                                 VASTERA, INC.

4. LONG-TERM DEBT: (CONTINUED)
    Future minimum payments under the Company's line of credit and capital lease arrangements at December 31, 2000, are as follows (in thousands):

2001........................................................  $2,026
2002........................................................   1,511
2003........................................................     351
2004........................................................      17
                                                              ------
  Total minimum payments....................................   3,905
Less -- Amounts representing interest.......................     281
                                                              ------
Present value of net minimum payments.......................   3,624
Less -- Current obligations.................................  (1,837)
                                                              ------
Long -- term debt, net of current portion...................  $1,787
                                                              ======

5. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

    Each share of redeemable convertible preferred stock is convertible into common stock at the option of the holder and converts automatically at the consummation date of a qualified initial public offering. As of December 31, 1999, each share of Series A redeemable convertible preferred stock ("Series A") and Series B redeemable convertible preferred stock ("Series B") was convertible into three shares of common stock, and each share of Series C redeemable convertible preferred stock ("Series C"), Series C-1 redeemable convertible preferred stock ("Series C-1"), Series D redeemable convertible preferred stock ("Series D"), Series D-1 redeemable convertible preferred stock ("Series D-1"), and Series E redeemable convertible preferred stock ("Series E") was convertible into one and a half shares of common stock. The conversion rates were subjected to adjustments for events such as stock splits, stock dividends, or issuances of stock.

    In October 2000, the Company consummated its initial public offering and as a result all outstanding shares of redeemable convertible preferred stock automatically converted into shares of common stock. The following table details the number of shares issued and liquidation preference for each series of the redeemable convertible preferred stock outstanding (in thousands) as of December 31, 1999:

                                                 SHARES                 LIQUIDATION
                                               OUTSTANDING    AMOUNT    PREFERENCE
                                               -----------   --------   -----------
Series A.....................................       800      $ 8,271      $ 5,093
Series B.....................................        --           --           --
Series C.....................................     2,311       17,630       10,091
Series C-1...................................        --           --           --
Series D.....................................     2,974       20,216       15,742
Series D-1...................................        --           --           --
Series E.....................................        --           --           --
                                                  -----      -------      -------
                                                  6,085      $46,117      $30,926
                                                  -----      -------      -------

                                 VASTERA, INC.

5. REDEEMABLE CONVERTIBLE PREFERRED STOCK: (CONTINUED)
    On February 12, 1998, and May 28, 1998, pursuant to stock purchase agreements with various new investors, the Company issued approximately 540,000 and 68,000 shares of Series C and warrants to purchase approximately 95,000 and 11,000 shares of Series C-1 for total consideration of $2,000,000 and $250,000, respectively. The warrants were valued at approximately $171,000.

    On November 24, 1998, pursuant to a stock purchase agreement with various investors, the Company issued approximately 2,461,000 shares of Series D and warrants to purchase approximately 246,000 shares of Series D-1 for total consideration of $12,000,000. The warrants to purchase shares of Series D-1 were valued at approximately $197,000. The Company paid approximately $832,000 in legal and broker fees related to these issuances, which has been reflected as a reduction in the proceeds from the sale of Series D. In connection with the sale of Series D, the Company issued warrants to purchase approximately 31,000 shares of Series D to a securities company as a fee related to the transaction. The fair value of these warrants was approximately $40,000.

    On February 26, 1999, pursuant to a stock purchase agreement with a new investor, the Company issued approximately 513,000 shares of Series D for total consideration of approximately $2,500,000. On September 1, 1999, the Company issued this new investor warrants to purchase approximately 386,000 shares of Series D-1 in connection with the signing of a subscription agreement. The warrants issued to this customer were valued at approximately $231,000 and are accounted for as a discount to revenue over the term of the subscription agreement. On February 22, 2000, the investor notified the Company that they would terminate the subscription agreement, effective September 1, 2000. Accordingly, the remaining sales discount was amortized through September 1, 2000. The Company paid approximately $161,000 in issuance costs, which has been reflected as a reduction in the proceeds from the sale of Series D.

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

    In May 2000, several existing investors exercised warrants to purchase approximately 104,000, 357,000, and 197,000 shares of Series B, Series C-1, and Series D-1, respectively, for an aggregate of approximately $2,534,000. In September 2000, several existing investors exercised warrants to purchase approximately 19,000, 12,000, 14,000, 34,000 and 510,000 shares of Series A, B,
C, D, and D-1, respectively, for an aggregate of approximately $2,206,000. Several investors exercised their warrants on a cashless basis and accordingly, the number of shares purchased was reduced, as defined in the respective stock purchase agreements.

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

                                 VASTERA, INC.

5. REDEEMABLE CONVERTIBLE PREFERRED STOCK: (CONTINUED)
    Holders of Series A, Series B, Series C, Series C-1, Series D, Series D-1, and Series E were entitled to cumulative dividends at the rate per annum of $0.40, $0.53, $0.30, $0.39, $0.39, $0.52 and $0.86 per share, respectively.

WARRANTS

    In connection with the sales of the Series C and Series D, the Company issued warrants to investors to purchase an aggregate of approximately 405,000 and 632,000 shares of Series C-1 and Series D-1, respectively, at exercise prices of $4.92 and $6.49 per share. In connection with the sale of Series D, the Company also issued warrants to purchase approximately 31,000 shares of Series D at $5.61 per share. The warrants are immediately exercisable and may be exercised only in their entirety.

    In May 2000, several existing investors exercised warrants to purchase approximately 104,000, 357,000, and 197,000 shares of Series B, Series C-1, and Series D-1, respectively, for an aggregate of approximately $2,534,000. Several investors exercised their warrants on a cashless basis and accordingly, the number of shares purchased was reduced, as defined in the respective stock purchase agreements.

    In September 2000, several existing investors exercised warrants to purchase approximately 19,000, 12,000, 14,000, 34,000, and 510,000, shares of Series A,
B, C, D, and D-1, respectively, for an aggregate of approximately $2,206,000. Several investors exercised their warrants on a cashless basis and accordingly, the number of shares purchased was reduced, as defined in the respective stock purchase agreements. Warrants to purchase approximately 12,000 shares of Series C and 68,000 shares of Series D-1 were outstanding as of October 3, 2000. In connection with the Company's initial public offering, these preferred stock warrants automatically converted into common stock warrants. These warrants to purchase common stock remained outstanding as of December 31, 2000 and will expire on August 7, 2007 and March 1, 2001, respectively.

REDEMPTION

    At the option of the holders of a majority of the aggregate number of shares of each series of redeemable convertible preferred stock, the Company shall redeem, commencing on August 7, 2002, and continuing on the immediately succeeding two anniversaries thereof in three installments, taking into effect the prior redemptions, the number of shares of that series held by the holders. In the event that the holders of a majority of the aggregate number of shares of the particular series do not elect to exercise their redemption rights, they may elect to exercise such rights at a subsequent anniversary, subject to certain defined limitations. The redemption price shall be the greater of the fair market value of such shares or the liquidation preference. The Company recorded periodic accretion under the effective interest method on the redeemable convertible preferred stock to recognize the excess of the redemption price over the carrying value through October 3, 2000, the date on which all shares of redeemable convertible preferred stock were converted to common shares.

                                 VASTERA, INC.

5. REDEEMABLE CONVERTIBLE PREFERRED STOCK: (CONTINUED)
    A summary of activity of the redeemable convertible preferred stock is as follows (in thousands):

                                                            SHARES     AMOUNT
                                                           --------   ---------
Balance, December 31, 1997...............................    2,503    $  10,240
  Issuance of Series C...................................      608        2,076
  Issuance of Series D...................................    2,461       10,931
  Dividends and accretion................................       --        1,184
                                                            ------    ---------
Balance, December 31, 1998...............................    5,572       24,431
  Issuance of Series D...................................      513        2,339
  Dividends and accretion................................       --       19,347
                                                            ------    ---------
Balance, December 31, 1999...............................    6,085       46,117
  Issuance of Series E...................................    1,569       16,974
  Dividend for beneficial conversion feature on Series
    E....................................................       --        8,115
  Exercise of preferred stock warrants...................      680        3,747
  Dividends and accretion................................       --       27,762
  Conversion into common stock...........................   (8,334)    (102,715)
                                                            ------    ---------
Balance, December 31, 2000...............................       --    $      --
                                                            ======    =========

6. STOCKHOLDERS' EQUITY (DEFICIT):

STOCK SPLITS AND INCREASE IN AUTHORIZED SHARES

    On April 4, 2000, the board of directors voted to approve a three-for-two stock split which was effected in the form of a stock dividend for each common share just prior to the closing of the Company's initial public offering. The Board also approved an increase in authorized shares of common stock from 40,000,000 to 100,000,000, which was effected prior to the closing of the offering. All share information has been adjusted retroactively in these consolidated financial statements for all periods presented.

COMMON STOCK

    In October 2000, the Company completed an initial public offering of its common stock whereby 6,900,000 shares were issued at $14 per share resulting in gross proceeds of approximately $96.6 million. The Company incurred expenses of approximately $10.5 million, of which $6.8 million represented underwriting discounts and commissions and approximately $3.7 million represented other expenses of the offering.

    Dividends may be declared and paid on common stock shares at the discretion of the Company's Board of Directors and are subject to any preferential dividend rights of any current outstanding Preferred Stock. No common stock dividends have been declared or paid as of December 31, 2000.

    Subject to the voting rights of the holders of preferred stock shares, the holder of each share of common stock is entitled to one vote on all matters voted on by the stockholders of the Company.

                                 VASTERA, INC.

6. STOCKHOLDERS' EQUITY (DEFICIT): (CONTINUED)
STOCK OPTION PLANS

1996 STOCK OPTION PLAN

    On July 26, 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") in order to provide an incentive to eligible employees, consultants, and officers of the Company. The 1996 Plan provides for grants of incentive stock options, nonqualified stock options, and stock awards to employees, directors, consultants and advisors. Under the 1996 Plan, 6,750,000 shares of common stock were reserved and available for distribution at December 31, 1999. On April 26, 2000 the number of shares reserved under the plan was increased to 8,250,000.

2000 STOCK INCENTIVE PLAN

    On April 4, 2000 the Company adopted the 2000 Stock Incentive Plan (the "2000 Plan") to replace the 1996 Plan, effective upon the completion of the Company's initial public offering. 18,250,000 shares of common stock have been authorized for issuance under the 2000 Plan, which includes the shares subject to outstanding options under the 1996 Plan. The 2000 Plan provides for grants of options to purchase common stock and issuance of shares of common stock to employees, directors, consultants and advisors.

    For incentive stock options, the exercise price may not be less than the determined fair market value at the date of grant. For nonqualified stock options, the exercise price shall be at least equal to 85 percent of the fair market value of the shares at the date of grant. Stock options granted under the 1996 Plan and 2000 Plan (together, the "Plans") vest over a four to six-year period and expire 10 years after the grant date. Approximately 1,057,000 and 10,713,000 options were available for future grant as of December 31, 1999 and December 31, 2000, respectively.

    The following table summarizes activity for the stock options granted to employees for the three years ended December 31, 2000.

                                                        NUMBER OF      RANGE OF      WEIGHTED-AVERAGE
                                                         OPTIONS    EXERCISE PRICE    EXERCISE PRICE
                                                        ---------   --------------   ----------------
Options outstanding, December 31, 1997................  1,500,000      $  1.00            $1.00
                                                        ---------    ------------         -----
  Granted.............................................  1,251,000     1.00-2.17            1.01
  Exercised...........................................    (15,000)      1.00               1.00
  Forfeited...........................................   (269,000)      1.00               1.00
                                                        ---------    ------------         -----
Options outstanding, December 31, 1998................  2,467,000     1.00-2.17           $1.00
                                                        ---------    ------------         -----
  Granted.............................................  3,083,000     1.00-4.00            3.17
  Exercised...........................................   (172,000)      1.00               1.00
  Forfeited...........................................   (650,000)    1.00-2.67            1.08
                                                        ---------    ------------         -----
Options outstanding, December 31, 1999................  4,728,000     1.00-4.00           $2.40
                                                        ---------    ------------         -----
  Granted.............................................  3,447,000    4.00-20.38            6.63
  Exercised...........................................   (592,000)    1.00-6.67            2.23
  Forfeited...........................................   (852,000)   1.00-10.00            2.76
                                                        ---------    ------------         -----
Options outstanding, December 31, 2000................  6,731,000   $1.00-$20.38          $4.52
                                                        =========    ============         =====

                                 VASTERA, INC.

6. STOCKHOLDERS' EQUITY (DEFICIT): (CONTINUED)

    The weighted-average grant date fair value of options granted during the years ended December 31, 1998, 1999, and 2000 was $0.21, $0.71, and $1.88,
respectively.

    As of December 31, 2000, options to purchase approximately 1,822,000 shares of common stock were exercisable with a weighted-average per share exercise price of $2.42. The weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at December 31, 2000, for selected exercise price ranges are as follows:

                                                   OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                     -----------------------------------------------   ----------------------------
                                                 WEIGHTED-AVERAGE
                                                    REMAINING
       RANGE OF                      NUMBER OF   CONTRACTUAL LIFE   WEIGHTED-AVERAGE   NUMBER OF   WEIGHTED-AVERAGE
    EXERCISE PRICES                   OPTIONS       (IN YEARS)       EXERCISE PRICE     OPTIONS     EXERCISE PRICE
    ---------------                  ---------   ----------------   ----------------   ---------   ----------------
$ 1.00 - $ 2.03                      1,219,000          6.8              $ 1.00          905,000        $1.00
  2.04 -   4.07                      2,990,000          8.5                3.47          760,000         3.15
  4.08 -   6.11                        755,000          9.0                5.33           73,000         5.33
  6.12 -   8.15                        863,000          9.0                6.67           28,000         6.67
  8.16 -  10.19                        825,000          9.6                9.57           56,000         9.64
 10.20 -  12.23                         11,000          6.3               11.90               --           --
 12.24 -  14.27                         24,000          9.9               13.08               --           --
 14.28 -  16.30                         19,000         10.0               15.34               --           --
 16.31 -  18.34                         24,000          9.8               17.10               83           --
 18.35 -  20.38                          1,000          9.8               20.38               41           --
                                     ---------         ----              ------        ---------        -----
$ 1.00 - $20.38                      6,731,000          8.4              $ 4.52        1,822,000        $2.42
                                     =========         ====              ======        =========        =====

    The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Plans. Of the options granted during the years ended December 31, 1999 and 2000, approximately 1,967,000 and 3,357,000 options, respectively, were granted with exercise prices that were less than fair value. For the years ended December 31, 1999 and 2000 the weighted-average fair value of these options were $.82 and $1.13 and the weighted-average exercise prices were $3.56 and $6.43, respectively. Accordingly, deferred compensation cost of approximately $6,421,000 and $13,051,000, net of adjustments for terminated employees, has been recorded for the years ended December 31, 1999 and 2000, respectively, for options granted below fair market value based on the deemed intrinsic value of the stock option at the date of the grant. The deferred compensation will be recognized over the vesting period of the related options. No compensation expense related to options granted during 1998 has been included in the consolidated financial statements because the exercise prices were equal to the fair market value at the time the options were granted. For the years ended December 31, 1999 and 2000, the Company recognized compensation expense of approximately $378,000 and $10,167,000, respectively.

                                 VASTERA, INC.

6. STOCKHOLDERS' EQUITY (DEFICIT): (CONTINUED)
    Had compensation expense for the Company's Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands).

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1998       1999       2000
                                                  --------   --------   --------
Net loss applicable to common stockholders, as
  reported......................................  $(9,440)   $(29,826)  $(71,706)
Net loss applicable to common stockholders, pro
  forma.........................................   (9,693)    (30,279)   (74,226)
Net loss per common share, as reported..........    (1.73)      (4.92)     (4.90)
Pro forma net loss per common share.............    (1.78)      (4.99)     (5.08)

    For purposes of the SFAS No. 123 disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the years ended December 31, 1998, 1999, and 2000:

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1998       1999       2000
                                                    --------   --------   --------
Dividend yield....................................       0%         0%         0%
Expected volatility...............................       0%         0%       128%*
Average risk-free interest rate...................    5.09%      5.59%      6.19%
Expected term.....................................  4 years    4 years    4 years

*   Effective since the Company's initial public offering

EMPLOYEE STOCK PURCHASE PLAN

    On April 4, 2000 the Company adopted an Employee Stock Purchase Plan (the "ESP Plan") to be effective upon the completion of the offering. 1,100,000 shares of common stock have been authorized for issuance under the ESP Plan. Employees who work more than 20 hours a week for more than five calendar months per year are eligible to participate in the ESP Plan. A participant may contribute up to 10 percent of their salary. Shares of common stock will be purchased semi-annually at a price per share equal to the lower of 85 percent of the fair market value on the participants date of entry into the offering period or 85 percent of the fair market value on the semi-annual purchase date.

7. INCOME TAXES:

    For the years ended December 31, 1998, 1999, and 2000, the tax provision was comprised primarily of a deferred tax benefit, which was offset by a valuation allowance of the same amount. The tax provision differed from the expected tax benefit, computed by applying the U.S. Federal statutory rate of 35% to the loss before income taxes, principally due to the effect of increases in the valuation allowance.

                                 VASTERA, INC.

7. INCOME TAXES: (CONTINUED)
    Deferred tax assets are comprised of the following (in thousands):

                                                            1999       2000
                                                          --------   --------
Depreciation and amortization...........................  $   (104)  $   (195)
Allowance for doubtful accounts.........................       224        252
Deferred revenue........................................     4,214      3,865
Intangible assets.......................................        --      1,692
Accrual to cash adjustment..............................       210        (94)
Net operating loss carryforwards........................     7,411     14,802
Research and development credit.........................       590        860
                                                          --------   --------
                                                            12,545     21,182
Valuation allowance.....................................   (12,545)   (21,182)
                                                          --------   --------
Net deferred tax asset..................................  $     --   $     --
                                                          ========   ========

    Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance is required. Such factors include the lack of a significant history of material profits, recent increases in expense levels to support the Company's growth, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the materiality of revenues from indirect channel partners, the lack of carryback capacity to realize deferred tax assets, and the uncertainty regarding market acceptance of new versions of the Company's software.

    As of December 31, 1999 and 2000, the Company had approximately
$19.5 million and $39.0 million, respectively, of federal net operating losses, which will be carried forward to offset future taxable income, subject to ownership change limitations. Net operating loss carryforwards may be used to offset up to 90 percent of the Company's alternative minimum taxable income. Alternative minimum taxes are allowed as a credit carryover against regular tax in the future in the event the regular tax exceeds alternative minimum tax expense. As of December 31, 1999 and 2000, the Company had research and development tax credit carryforwards of approximately $590,000 and $860,000, respectively. The net operating loss and research and development tax credit carryforwards will begin to expire in 2011.

8. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

    The Company leases various equipment and office space under operating lease agreements expiring at various dates through 2005. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs.

                                 VASTERA, INC.

8. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    Future minimum lease payments under noncancelable operating leases as of December 31, 2000 are as follows (in thousands):

2001........................................................   $ 2,046
2002........................................................     1,975
2003........................................................     1,892
2004........................................................     1,681
2005 and thereafter.........................................     3,668
                                                               -------
                                                               $11,262
                                                               -------

    Total rental expense for the years ended December 31, 1998, 1999 and 2000, was approximately $322,000, $860,000 and $1,441,000, respectively.

LICENSE AGREEMENTS

    The Company has a value-added reseller license agreement with a third party in which Vastera has agreed to pay a royalty of 2% of revenues generated from its base application package in exchange for the right to sublicense the third party's software through June 30, 2000. Effective July 2000 through
December 2002, the Company has the right to sublicense the software royalty free.

    The Company has a license agreement with another third party in which the Company can sublicense this third party's software in exchange for a royalty of $350,000 in 2000 and 6% of its product revenue containing this software from 2001 through 2005.

REIMBURSED EXPENSES

    The Company reimburses Ford for certain expenses in connection with the acquisition of Ford's global customs unit. The Company expects to pay approximately $534,000 in fees to Ford for each month for the reimbursement of expenses incurred by Ford for the use of facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology.

LITIGATION

    On April 6, 1998, the Company settled an employment-related lawsuit with a former employee by issuing 120,000 shares of common stock valued at $120,000. The estimated settlement cost, including legal costs associated with the case, was accrued as of December 31, 1997.

    The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company.

9. EMPLOYEE BENEFIT PLAN:

    The Company sponsors a 401(k) profit sharing plan to provide retirement and incidental benefits for its employees (the "401(k) Plan"). As allowed under
Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. The Company may make matching contributions to the 401(k) Plan. The Company contributed approximately $131,000,

                                 VASTERA, INC.

9. EMPLOYEE BENEFIT PLAN: (CONTINUED)
$248,000 and $669,000 to the 401(k) Plan for the years ended December 31, 1998, 1999 and 2000, respectively.

10. SEGMENT INFORMATION:

    The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable operating segments: subscription/transactions and services. The subscription/transaction segment generates revenues from subscription, transaction and software license agreements of its Global Trade Management Solutions. The services segment provides implementation, management consulting and training services for its customers. The Company evaluates its segments' performance based on revenues and gross profit. The Company's unallocated costs include corporate and other costs not allocated to the segments for management's reporting purposes.

    The following table summarizes the Company's two segments (in thousands):

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1998       1999       2000
                                                  --------   --------   --------
Revenues:
  Subscription/transaction......................  $ 4,088    $  7,261   $ 16,641
  Services......................................    4,778      11,869     16,329
                                                  -------    --------   --------
    Total revenues..............................    8,866      19,130     32,970
                                                  -------    --------   --------
Net loss:
  Subscription/transaction......................    3,380       6,569     11,210
  Services......................................      572       1,791      3,374
                                                  -------    --------   --------
    Gross profit................................    3,952       8,360     14,584
                                                  -------    --------   --------
  Unallocated expense...........................  (12,051)    (19,020)   (51,461)
  Interest income...............................       51         421      1,354
  Interest expense..............................     (208)       (240)      (306)
                                                  -------    --------   --------
Net loss........................................  $(8,256)   $(10,479)  $(35,829)
                                                  =======    ========   ========

    Under SFAS No. 131, the Company is required to provide enterprise-wide disclosures about revenues by product and services, long-lived assets by geographic area, and revenues from significant customers.

REVENUES

    All of the Company's product revenues are from the subscription and transaction sales of its global trade solutions products.

GEOGRAPHIC INFORMATION

    The Company sells its product and services through its offices in the United States and through a subsidiary in the United Kingdom. Information regarding revenues and long-lived assets attributable to the United States and to all foreign countries is stated below. The geographic classification of product

                                 VASTERA, INC.

10. SEGMENT INFORMATION: (CONTINUED)
and services revenues was based upon the location of the customer. Vastera's product and services revenues were generated in the following geographic regions (in thousands):

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1998       1999       2000
                                                    --------   --------   --------
United States.....................................   $8,154    $17,145    $31,196
Europe and Asia...................................      470      1,433      1,409
Other international operations....................      242        552        365
                                                     ------    -------    -------
    Total long-lived assets.......................   $8,866    $19,130    $32,970
                                                     ======    =======    =======

    Vastera's tangible long-lived assets were located as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
United States...............................................   $3,438     $5,694
Europe and Asia.............................................      421        489
Other international operations..............................       --         --
                                                               ------     ------
    Total long-lived assets.................................   $3,859     $6,183
                                                               ======     ======

SIGNIFICANT CUSTOMERS

    For the year ended December 31, 2000 one customer accounted for 18 percent of total revenues. For the year ended December 31, 1999, the Company did not have any customers with revenues greater than 10 percent of total revenues. For the year ended December 31, 1998, one customer accounted for 10 percent of total revenues.

11. SUPPLEMENTAL INFORMATION:

CASH FLOW INFORMATION

    Cash paid for interest was $208,000, $231,000 and $317,000 for the years ended December 31, 1998, 1999, and 2000, respectively.

    Noncash activities were as follows (in thousands):

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1998       1999       2000
                                                    --------   --------   --------
Capitalized lease obligations incurred............   $  947    $ 1,723    $ 2,062
Dividends and accretion on redeemable convertible
  preferred stock.................................    1,184     19,347     35,877
Issuance of common stock in legal settlement......      120         --         --
Retirement of treasury shares.....................      330         --         --

                                 VASTERA, INC.

11. SUPPLEMENTAL INFORMATION: (CONTINUED)
QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following tables set forth unaudited quarterly results for the eight fiscal quarters ended December 31, 2000. This information has been presented on the same basis as our audited consolidated financial statements appearing elsewhere in this report and, includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary to present fairly the unaudited quarterly results. This information should be read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                           THREE MONTHS ENDED
                                        -----------------------------------------------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                          1999        1999       1999        1999       2000        2000       2000        2000
                                        ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                                        (IN THOUSANDS, UNAUDITED)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:

Revenues:
  Subscription/transaction revenues...   $ 1,373    $ 1,572     $ 1,984    $  2,332   $  2,617    $ 3,012    $  4,327    $  6,685
  Services revenues...................     3,125      3,065       3,393       2,286      3,662      4,144       4,210       4,313
                                         -------    -------     -------    --------   --------    -------    --------    --------
    Total revenues....................     4,498      4,637       5,377       4,618      6,279      7,156       8,537      10,998
Cost of revenues:
  Cost of subscription/transaction
    revenues..........................       130        179         172         211        364        377       1,657       3,033
  Cost of services revenues...........     2,065      2,200       2,695       3,118      3,271      3,229       3,082       3,373
                                         -------    -------     -------    --------   --------    -------    --------    --------
Operating expenses:
  Sales and marketing.................     1,340      1,567       1,976       2,260      3,387      3,258       3,400       3,875
  Research and development............     1,121      1,256       1,670       2,147      3,398      2,759       2,975       3,350
  General and administrative..........       619        753       1,068       1,240      1,294      1,063       1,526       2,040
  Depreciation........................       264        305         337         406        461        539         594         668
  Amortization........................        17         57         119         120        119        120       1,677       4,791
  Stock-based compensation............        --         --          89         289      2,622      2,989       2,517       2,039
                                         -------    -------     -------    --------   --------    -------    --------    --------
    Total operating expenses..........     3,361      3,938       5,259       6,462     11,281     10,728      12,689      16,763
                                         -------    -------     -------    --------   --------    -------    --------    --------
Loss from operations..................    (1,058)    (1,680)     (2,749)     (5,173)    (8,637)    (7,178)     (8,891)    (12,171)
Other income (expense)................        52         71          49           9         27         45          (8)        984
                                         -------    -------     -------    --------   --------    -------    --------    --------
  Net loss............................    (1,006)    (1,609)     (2,700)     (5,164)    (8,610)    (7,133)     (8,899)    (11,187)
Dividends and accretion on redeemable
  convertible preferred stock.........    (1,149)      (579)     (1,088)    (16,531)   (12,107)    (1,319)    (22,176)       (275)
                                         -------    -------     -------    --------   --------    -------    --------    --------
Net loss applicable to common stock
  holder..............................   $(2,155)   $(2,188)    $(3,788)   $(21,695)  $(20,717)   $(8,452)   $(31,075)   $(11,462)
                                         =======    =======     =======    ========   ========    =======    ========    ========
Basic and diluted net loss per common
  share...............................   $ (0.38)   $ (0.37)    $ (0.60)   $  (3.38)  $  (3.13)   $ (1.29)   $  (3.23)   $  (0.32)
                                         =======    =======     =======    ========   ========    =======    ========    ========
Weighted average common shares
  outstanding.........................     5,633      5,876       6,318       6,424      6,624      6,560       9,630      35,795
                                         =======    =======     =======    ========   ========    =======    ========    ========

12. SUBSEQUENT ACQUISITION (UNAUDITED)

   On March 1, 2001, Vastera Acquisition Corporation, a wholly-owned subsidiary of Vastera, Inc., entered into a definitive agreement with Speed Chain
Network, Inc., ("Speedchain") to acquire Speedchain in exchange for approximately 1,000,000 shares of Vastera's common stock valued at approximately $14,000,000. This acquisition is subject to the approval of Speedchain's stockholders and clearance of any required regulatory approvals. The Company intends to account for this acquisition under the purchase method of accounting.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS AND FINANCIAL DISCLOSURE

    On March 26, 1999, our board of directors dismissed PricewaterhouseCoopers LLP as its independent accountants. From our inception through March 26, 1999, the former auditors did not disagree with us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to their satisfaction, would have caused them to make reference thereto in their report on the financial statements for such years. During the period from our inception to the date of their dismissal, there have been no reportable events as defined in Regulation S-K Item 304. In response to our request, PricewaterhouseCoopers LLP has furnished us with a letter addressed to the Securities and Exchange Commission stating whether PricewaterhouseCoopers LLP agrees with the above statements. We have filed a copy of such letter dated April 5, 2000 as
Exhibit 16 to our Registration Statement on Form S-1, as amended. On March 26, 1999, our board of directors retained Arthur Andersen LLP as our independent public accountants. Prior to retaining Arthur Andersen LLP, we had not consulted with Arthur Andersen LLP on any accounting, auditing or reporting matters.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors and executive officers required by Item 10 is incorporated by reference herein from the information set forth in Vastera's definitive proxy statement to be filed in connection with our annual stockholders' meeting to be held on April 25, 2001.

ITEM 11: EXECUTIVE COMPENSATION

    The information regarding executive compensation required by Item 11 is incorporated by reference herein from the information set forth in Vastera's definitive proxy statement to be filed in connection with our annual stockholders' meeting to be held on April 25, 2001.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information regarding security ownership of certain beneficial owners and management required by Item 12 is incorporated by reference herein from the information set forth in Vastera's definitive proxy statement to be filed in connection with our annual stockholders' meeting to be held on April 25, 2001.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information regarding certain relationships and related transactions required by Item 13 is incorporated by reference herein from the information set forth in Vastera's definitive proxy statement to be filed in connection with our annual stockholders' meeting to be held on April 25, 2001.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A)(1) FINANCIAL STATEMENTS

    The information required by this item is included in Item 8 of Part II of this Form 10-K.

    (A)(2) FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule of Vastera for each of the years ended December 31, 1998, 1999 and 2000 should be read in conjunction with the consolidated financial statements, and related notes thereto, of Vastera.

Schedule I - Report of Independent Public Accountants.......   66
Schedule II - Valuation and Qualifying Accounts.............   67

    Schedules other than the above have been omitted as they are either not required, not applicable, or the information has otherwise been shown in the consolidated financial statements or notes thereafter.

    (A)(3) EXHIBITS

    The exhibits listed on the accompanying index to exhibits immediately following the signature pages hereto filed as part of this Form 10-K are incorporated by reference herein.

    (B) REPORTS ON FORM 8-K

    Vastera filed no reports on Form 8-K in the fourth quarter ended December 31, 2000.

                                 VASTERA, INC.
              SCHEDULE I--REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vastera, Inc.:

    We have audited in accordance with generally accepted auditing standards in the United States, the consolidated financial statements of Vastera, Inc. included in this Form 10-K, and have issued our report thereon dated
January 19, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item No. 14 of this Form 10-K is the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP
     ---------------------------------------------------------------------------
                                          ARTHUR ANDERSEN LLP

Vienna, Virginia
January 19, 2001

                                 VASTERA, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
            FOR FISCAL YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                   BALANCE AT    ADDITIONS
                                                  BEGINNING OF   CHARGED TO    DEDUCTIONS    BALANCE AT
DESCRIPTION                                           YEAR        EXPENSE     FROM RESERVE   END OF YEAR
-----------                                       ------------   ----------   ------------   -----------
Allowance for Doubtful Accounts:
  December 31, 1998.............................    $329,000      $ 61,000      $ (51,000)    $339,000
  December 31, 1999.............................     339,000       300,000        (50,000)     589,000
  December 31, 2000.............................     589,000       450,000       (374,000)     665,000

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Dulles, Virginia on March 13, 2001.

                                                       VASTERA, INC.

                                                       By:  /s/ ARJUN RISHI
                                                            -----------------------------------------
                                                            Arjun Rishi
                                                            Chairman, President and Chief Executive
                                                            Officer

    POWER OF ATTORNEY. KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philip J. Balsamo, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated.

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----
                /s/ ARJUN RISHI                   President, Chief Executive Officer
     --------------------------------------         and Director (principal Executive  March 13, 2001
                  Arjun Rishi                       Officer)

             /s/ PHILIP J. BALSAMO
     --------------------------------------       Chief Financial Officer (principal   March 13, 2001
               Philip J. Balsamo                    Financial and Accounting Officer)

               /s/ MARK J. FERRER
     --------------------------------------       Chief Operating Officer and          March 13, 2001
                 Mark J. Ferrer                     Director

            /s/ RICHARD A. LEFEBVRE
     --------------------------------------       Director                             March 13, 2001
              Richard A. Lefebvre

             /s/ ROBERT G. BARRETT
     --------------------------------------       Director                             March 13, 2001
               Robert G. Barrett

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----
             /s/ RICHARD H. KIMBALL
     --------------------------------------       Director                             March 13, 2001
               Richard H. Kimball

            /s/ JAMES D. ROBINSON IV
     --------------------------------------       Director                             March 13, 2001
              James D. Robinson IV

             /s/ TIMOTHY DAVENPORT
     --------------------------------------       Director                             March 13, 2001
               Timothy Davenport

           /s/ NICOLAS C. NIERENBERG
     --------------------------------------       Director                             March 13, 2001
             Nicolas C. Nierenberg

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                          DESCRIPTION
-------                 ------------------------------------------------------------
        1.1             Form of Underwriting Agreement. (1)
        3.1             Form of Amended and Restated Certificate of Incorporation.
                        (1)
        3.2             Amended and Restated Bylaws. (1)
        4.1             Specimen common stock certificate. (1)
        4.2             Third Amended and Restated Investor's Rights Agreement, as
                        amended, dated August 29, 2000. (2)
       10.1             Value-Added Reseller License and Services Agreement with
                        Forte Software, Inc., as amended, dated July 19, 1996. (1)
       10.2             Lease Agreement with RHI Holdings, Inc., dated August 20,
                        1996, as amended, for property located at 45025 Aviation
                        Drive, Dulles, Virginia. (1)
       10.3             Lease Agreement with Pratt Land, LLC, dated December 13,
                        1993, for property located at 1375 Ken Pratt Blvd.,
                        Longmont, Colorado. (1)
       10.4             Lease with Axon Solutions Limited for property located at
                        188 High Street, Engham, Surrey. (1)
       10.5             Form of Indemnification Agreement between Vastera, Inc. and members of its board of directors. (1)
       10.6*            1996 Stock Option Plan, as amended. (1)
       10.7*            Form of Stock Option Agreement for 1996 Plan. (1)
       10.8*            2000 Employee Stock Purchase Plan. (1)
       10.9*            2000 Stock Option/Stock Issuance Plan. (1)
       10.10*           Form of Stock Option Agreement for 2000 Stock Option/Stock
                        Issuance Plan. (1)
       10.11            IBM/OEM Software Agreement with IBM dated March 13, 2000.
                        (1)
       10.12            Loan Agreement with PNC Bank, National Association, dated
                        March 5, 1999, as amended. (1)
       10.13            Security Agreement with PNC Bank, National Association,
                        dated March 5, 1999,
                        as amended. (1)
       10.14            Amended and Restated Promissory Note with PNC Bank, National
                        Association, dated September 15, 1999. (1)
       10.15            Global Trade Services Agreement with Ford Motor Company,
                        dated July 14, 2000. (1)(3)
       10.16            Stock Transfer Agreement with Ford Motor Company, dated
                        July 14, 2000. (1)(3)
       10.17            License Agreement with Ford Motor Company, dated July 14,
                        2000. (1)
       10.18            Salaried Employee Secondment Agreement with Ford Motor
                        Company, dated July 14,
                        2000. (1)(3)
       10.19            Employee Transfer Agreement with Ford Motor Company, dated
                        July 14, 2000. (1)(3)
       10.20            Guaranties with Ford Motor Company, dated July 14, 2000. (1)
       10.21            Lease Agreement with Teachers Michigan Properties, Inc.,
                        dated November 13, 2000, for property located at 20700 Civic
                        Center Drive, Southfield, Michigan. (4)
       16.1             Letter from former auditors. (1)
       21.1             List of subsidiaries. (4)
       23.1             Consent of Arthur Andersen LLP. (4)
       24.1             Power of Attorney (contained in the signature page to this
                        Form 10-K).

------------------------

(1) Previously filed in the Company's Registration Statement on Form S-1, File No. 333-34142, as amended.

(2) Previously filed in the Company's Registration Statement on Form S-8, File No. 333-55772.

(3) Confidential treatment granted as to portions of this exhibits.

(4) Filed herewith.

*   Indicates management contract or compensation plan or arrangement.