Form 10-Q
period 2001-03-31
VASTERA INC
filed 2001-05-15
CIK 1075056

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001
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

                                    Yes X  No
                                       ---   ---

At May 10, 2001 there were 37,832,070 shares of the registrant's Common Stock, $.01 par value per share, outstanding.

================================================================================

                                  VASTERA, INC.

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION (UNAUDITED)


ITEM 1 - Financial Statements

                                                                                                                       Page
                                                                                                                       ----
   Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001                                      1

   Condensed Consolidated Statements of Operations for Three Months Ended March 31, 2001 and 2000                        2

   Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000                    3

   Notes to Unaudited Condensed Consolidated Financial Statements                                                        4


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations                           12

ITEM 3 - Quantitative and Qualitative Disclosures of Market Risk                                                         29



PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings                                                                                               31
ITEM 2 - Changes in Securities and Use of Proceeds                                                                       31
ITEM 4 - Submission of Matters to a Vote of Securities Holders                                                           31
ITEM 6 - Exhibits and Reports on Form 8-K                                                                                31



SIGNATURES                                                                                                               32

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                  VASTERA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                DECEMBER 31,          MARCH 31,
                                                                                                   2000                 2001
                                                                                                   ----                 ----
                                                                                                                    (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents...........................................................             $ 19,693            $ 10,133
   Short-term investments..............................................................               70,978              73,468
   Accounts receivable, net of allowance of $665 and $721 for doubtful accounts,
      respectively.....................................................................               11,163              11,252
   Prepaid expenses and other current assets...........................................                1,653               2,137
                                                                                                  ----------           ---------
        Total current assets...........................................................              103,487              96,990
Property and equipment, net............................................................                6,183               6,300
Intangible assets, net.................................................................               75,302              83,077
Deposits and other assets..............................................................                  538                 648
                                                                                                  ----------           ---------
        Total assets...................................................................             $185,510            $187,015
                                                                                                  ----------           ---------
                                                                                                  ----------           ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Line of credit and capital lease obligations, current...............................             $  1,837            $  1,979
   Accounts payable....................................................................                2,896               3,814
   Accrued expenses....................................................................                3,422               4,521
   Accrued compensation and benefits...................................................                3,683               3,391
   Deferred revenue, current...........................................................               10,171              10,334
                                                                                                  ----------           ---------
        Total current liabilities......................................................               22,009              24,039
Long-term liabilities:
   Line of credit and capital lease obligations, net of current portion................                1,787               1,443
   Deferred revenue, net of current portion............................................                2,704               2,276
                                                                                                  ----------           ---------
        Total liabilities..............................................................               26,500              27,758
                                                                                                  ----------           ---------
Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value; 100,000 shares authorized; 36,336 and 37,506 shares
      issued and outstanding, respectively.............................................                  363                 375
   Additional paid-in capital..........................................................              292,887             308,557
   Accumulated other comprehensive income..............................................                   66                 700
   Deferred compensation...............................................................              (8,927)             (7,716)
   Accumulated deficit.................................................................            (125,379)           (142,659)
                                                                                                  ----------           ---------
        Total stockholders' equity ....................................................              159,010             159,257
                                                                                                  ----------           ---------
        Total liabilities and stockholders' equity ....................................             $185,510            $187,015
                                                                                                  ----------           ---------
                                                                                                  ----------           ---------


The accompanying notes are an integral part of these condensed consolidated balance sheets.





                                  VASTERA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                  --------------------------
                                                                                                     2000             2001
                                                                                                     ----             ----
REVENUES:
   Subscription/transaction revenues.............................................                $   2,617         $   8,474
   Services revenues.............................................................                    3,662             4,227
                                                                                                   -------           -------
   Total revenues................................................................                    6,279            12,701
                                                                                                   -------           -------
Cost of revenues
   Cost of subscription/transaction revenues.....................................                      364             3,682
   Cost of services revenues.....................................................                    3,271             3,025
                                                                                                   -------           -------
OPERATING EXPENSES:
   Sales and marketing...........................................................                    3,387             4,319
   Research and development......................................................                    3,398             3,534
   General and administrative....................................................                    1,294             2,043
   Depreciation..................................................................                      461               713
   Amortization..................................................................                      119             4,975
   In-process research and development...........................................                        -             6,901
   Stock-based compensation......................................................                    2,622             1,676
                                                                                                   -------           -------
      Total operating expenses...................................................                   11,281            24,161
                                                                                                   -------           -------
      Loss from operations.......................................................                  (8,637)          (18,167)
   Other income (expense):
   Interest income...............................................................                      101             1,044
   Interest expense..............................................................                     (74)             (157)
                                                                                                   -------           -------
      Total other income (expense)...............................................                       27               887
                                                                                                   -------           -------
Net loss.........................................................................                $ (8,610)         $(17,280)
Dividends and accretion on redeemable convertible preferred stock................                 (12,107)                 -
                                                                                                   -------           -------
Net loss applicable to common stockholders.......................................                $ (20,717)        $(17,280)
                                                                                                   -------           -------
                                                                                                   -------           -------
Basic and diluted net loss per common share......................................                $  (3.13)         $  (0.47)
                                                                                                   -------           -------
                                                                                                   -------           -------
Weighted-average common shares outstanding.......................................                    6,624            36,422
                                                                                                   -------           -------
                                                                                                   -------           -------
Pro forma basic and diluted loss per common share................................                $  (0.47)         $  (0.47)
                                                                                                   -------           -------
                                                                                                   -------           -------
Pro forma weighted-average common shares outstanding.............................                   18,362            36,422
                                                                                                   -------           -------
                                                                                                   -------           -------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VASTERA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                                  ----------------------------
                                                                                                     2000           2001
                                                                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss............................................................................             $(8,610)      $(17,280)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Stock-based compensation.........................................................                2,622          1,676
      Depreciation and amortization....................................................                  580          5,688
      In process research and development..............................................                    -          6,901
      Provision for allowance for doubtful accounts....................................                    -            375
      Amortization of revenue discount related to Ford contract........................                    -             75
      Amortization of revenue discount related to warrants issued to a customer........                   41              -

   Changes in operating assets and liabilities:
      Accounts receivable..............................................................              (2,018)          (479)
      Prepaid expenses and other current assets........................................                (638)          (496)
      Deposits and other assets........................................................                  221          (119)
      Accounts payable and accrued expenses............................................                1,275        (1,166)
      Accrued compensation and benefits................................................                (543)        (1,676)
      Deferred revenue.................................................................                  474          (260)
                                                                                                    --------      ---------
      Net cash used in operating activities............................................              (6,596)        (6,761)
                                                                                                    --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of short-term investments.............................................              (9,925)        (1,809)
   Acquisition of property and equipment...............................................                (747)          (593)
                                                                                                    --------      ---------
      Net cash used in investing activities............................................             (10,672)        (2,402)
                                                                                                    --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of redeemable convertible preferred stock....................               16,974              -
   Proceeds from the exercise of preferred stock warrants..............................                    -            294
   Proceeds from the exercise of stock options.........................................                  107            138
   Principal payments on long-term debt................................................                (105)          (639)
                                                                                                    --------      ---------
   Net cash provided by (used in) financing activities.................................               16,976          (207)
                                                                                                    --------      ---------
Effect of foreign currency exchange rate changes on cash and cash equivalents..........                    -          (190)
                                                                                                    --------      ---------
      Net decrease in cash and cash equivalents........................................                (292)        (9,560)
Cash and cash equivalents, beginning of period.........................................                  961         19,693
                                                                                                    --------      ---------
Cash and cash equivalents, end of period...............................................             $    669      $  10,133
                                                                                                    --------      ---------
                                                                                                    --------      ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VASTERA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION AND NATURE OF BUSINESS:

         The accompanying unaudited condensed consolidated financial statements of Vastera, Inc. and its subsidiaries ("Vastera" or the "Company") have been prepared on the same basis as the audited financial statements and include all adjustments, including all normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's (the "SEC") rules and regulations. The Company's interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, as filed with the SEC with the Company's Annual Report on Form 10-K and other reports filed with the SEC.

         Vastera is a leading provider of web-native solutions for global trade management. The Company's offerings include a library of global trade content, web-native software solutions and management consulting and managed services. Managed services range from management of a specific global trade function to providing complete management of a client's global trade operations. Our customers utilize these offerings to manage their global trade processes. Global trade involves the shipment of goods between countries and the management of information and business processes to complete shipment.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES

         The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

         The Company's revenues consist of subscription/transaction revenues and services revenues.

SUBSCRIPTION/TRANSACTION REVENUES

         Subscription/transaction revenues consist of subscription-based revenues, transaction-based revenues and perpetual software license revenues. The Company recognizes revenue from the sale of software products in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition."

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

CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. The Company limits the amount of investment exposure in any one financial instrument and does not have any foreign currency investments. The Company sells products and services to customers across several industries throughout the world without requiring collateral. The Company does, however, routinely assess the financial strength of its customers and maintains allowances for anticipated losses.

         As of December 31, 2000 and March 31, 2001, no customer accounted for more than 10 % of the Company's accounts receivable.

UNAUDITED NET LOSS PER COMMON SHARE

         Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2000 and 2001, options to purchase approximately 6,453,000 and 8,411,000 shares of common stock, respectively, were outstanding; warrants to purchase approximately 2,115,000 and 12,000 shares, respectively, of redeemable convertible preferred stock were outstanding; and as of March 31, 2000, approximately 7,654,000 shares of redeemable convertible preferred stock that were convertible into approximately 12,681,000 shares of common stock were outstanding. Due to the anti-dilutive nature of the options, warrants and redeemable convertible preferred stock, there is no effect on the calculation of weighted-average shares for diluted earnings per share. As a result, the basic and diluted loss per share amounts are identical.

         Unaudited pro forma loss per common share is computed using the pro forma weighted-average number of common shares outstanding for the period. Pro forma weighted-average common shares include the assumed conversion of all outstanding convertible preferred stock into common stock as of the beginning of the period presented.

COMPREHENSIVE INCOME

         As of December 31, 2000 and March 31, 2001, accumulated other comprehensive income includes unrealized gains and losses on investments and foreign currency translation adjustments.

3. ACQUISITION

         On March 1, 2001, the Company entered into a definitive agreement (the "Agreement") to acquire Speed Chain Network, Inc., ("Speedchain"), a development stage company with no revenues since its inception in 1999. Speedchain is a supply chain event management and global e-logistics solutions provider. The acquisition was effected on March 29, 2001 through the merger of Speedchain into a wholly owned subsidiary of the Company, Vastera Acquisition Corporation. The acquisition was accounted for under the purchase method of accounting and the operating results of Speedchain have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

         Under the terms of the Agreement, the Company issued 1,032,690 shares of common stock in exchange for all of the outstanding preferred stock, common stock, warrants and stock options of Speedchain. The shares were valued at $14.00 per share, the average of the closing prices for the three days before and after March 1, 2001. The Company issued options to acquire approximately 24,000 shares of common stock in exchange for the vested Speedchain stock options it assumed in the business combination. The options were valued at approximately $328,000 using the Black-Scholes model assuming 128% volatility, a risk free interest rate of 6.19%, and an exercise period of three years. On March 29, 2001, the Company also issued options to acquire approximately 64,000 shares of common stock in exchange for the unvested Speedchain stock options it assumed in the business combination. Accordingly, the Company recorded $465,000 of deferred compensation that will be amortized on an accelerated basis over the remaining vesting period of these options.

         The aggregate purchase price was determined as follows (in thousands):

                                                                                                            VALUE
                                                                                                            -----
                      Fair value of common stock................................................          $ 14,457
                      Fair value of options.....................................................               328
                      Assumed liabilities.......................................................             3,401
                      Estimated transaction costs and other.....................................             1,610
                                                                                                          ---------
                           Aggregate purchase price.............................................          $ 19,796
                                                                                                          ---------

         The acquisition resulted in an allocation of the purchase price to the net tangible and intangible assets of Speedchain, as well as the write-off of the portion of the purchase price allocated to in-process research and development projects. The Company has allocated the purchase price based upon the fair values of the assets and the liabilities acquired and allocated to the purchase price accordingly.

         The purchase price has been allocated on a preliminary basis as follows (in thousands):

                                                                                                            VALUE
                                                                                                            -----
                      Current assets............................................................             $  38
                      Property and equipment....................................................                57
                      Assembled workforce.......................................................               300
                      In-process R&D............................................................             6,901
                      Goodwill..................................................................            12,500
                                                                                                          --------
                                                                                                          $ 19,796
                                                                                                          --------

         The amount allocated to assembled workforce and goodwill is being amortized on a straight-line method over the estimated useful life of these assets, two years and four years, respectively.

         The Company valued in process research and development ("IPR&D") projects acquired in the acquisition at $6.9 million, based upon an independent appraisal of the development project for which technological feasibility has not been established and no alternative future uses exist. The acquired IPR&D projects are targeted at the supply chain event management and e-logistics market.

         The value of the IPR&D project identified was determined by estimating the future cash flows from the project, once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated present value. The percentage of completion for the project was determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the project completed as of March 29, 2001, as compared to the remaining research and development to be completed to bring the project to technical feasibility. Speedchain's project started in February 2000 and, as of March 29, 2001, the Company estimated that the project was 70% complete.

         Development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer needs and competitive threats from other companies. Additionally the value of the other intangible assets acquired may become impaired. Failure to bring these products to market in a timely manner could adversely affect future sales and profitability of the combined company.

         In connection with the Speedchain acquisition, the Company recognized approximately $300,000 in liabilities as the cost of closing redundant facilities and terminating certain employees. The accrual consisted primarily of severance and other employee termination costs. These activities resulted in the termination of eight employees in connection with the elimination of duplicative positions and the restructuring of certain operations. Substantially all of this accrual is expected to be paid out in 2001.

         The following unaudited pro forma information has been prepared as if the acquisition of Speedchain had occurred as of January 1, 2000, excluding the one time $6.9 million IPR&D charge.


                                                                           PRO FORMA FOR THE       PRO FORMA FOR THE
                                                                              YEAR ENDED           THREE MONTHS ENDED
                                                                           DECEMBER 31, 2000        MARCH 31, 2001
                                                                              -----------             -----------
                                                                              (UNAUDITED)             (UNAUDITED)
  Total revenues...................................................             $  32,970              $  12,701
  Net loss.........................................................              (79,540)               (13,268)
  Pro forma basic and diluted loss per common share................                (3.12)                 (0.35)

         The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the periods presented or the future results of the combined operations.

4. SECURED REVOLVING LINE OF CREDIT AND EQUIPMENT LINE OF CREDIT:

         As of December 31, 2000 and March 31, 2001, the outstanding balance under the equipment line of credit was approximately $2,925,000 and $2,561,000, respectively, and there were no amounts outstanding under the secured revolving line of credit. The revolving line of credit was scheduled to expire on December 31, 2000 and was extended to April 30, 2001. In May 2001, the Company renegotiated and amended its secured revolving line of credit and equipment line of credit. As amended, the Company may now borrow up to $10,000,000 under the revolving line of credit, with a $2,500,000 sub-limit for the issuance of letters of credit. Advances under the revolving line of credit are limited to the lesser of $10,000,000 or the sum of 80% of eligible accounts receivable, as defined in the loan agreement. The revolving line of credit bears interest at the greater of the bank's prime rate or the overnight federal funds rate plus
 .50 basis points, (8.0% as of March 31, 2001). The revolving line of credit matures in May 2002.

         The Company may borrow up to $6,439,649 under the equipment line of credit. The equipment line of credit bears interest at the bank's prime rate plus .50 basis points, (8.0% as of March 31, 2001). The equipment line of credit has two interest-only payment periods. Amounts borrowed until November 15, 2001 are subject to interest-only payments. After this date, the Company is required to make principal and interest payments to repay these borrowings over 30 months. The second interest-only payment period is applicable to borrowings from November 16, 2001 to May 15, 2002. After May 15, 2002, the Company is required to make principal and interest payments to repay the borrowings from the second interest-only period over 30 months, and no additional borrowings may occur thereafter.

         The terms of the revolving line of credit and equipment line of credit require the Company to comply with certain financial covenants, including, but not limited to, restrictions and limitations on future indebtedness, sale of assets, and material changes in the Company's business. The financial covenants include a minimum quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.0 to 1.0 for 2001 and 1.5 to 1.0 for 2002 and thereafter. The most restrictive of the financial covenants is that the Company's negative operating income shall not be in excess of the amounts specified below (in thousands):

                                                                                                              NEGATIVE OPERATING
                      AS OF THE QUARTER ENDED,                                                                      INCOME
                      ------------------------                                                                      ------
                      March 31, 2001.......................................................................        $ 6,500
                      June 30, 2001........................................................................          6,500
                      September 30, 2001...................................................................          5,000
                      December 31, 2001....................................................................          3,500
                      March 31, 2002.......................................................................          2,500
                      June 30, 2002........................................................................          1,000
                      September 30, 2002...................................................................              0
                      Thereafter...........................................................................              0

Negative operating income is defined as loss from operations plus, to the extent they have been deducted in determining the loss from operations, the sum of non-cash expenses including amortization of goodwill, amortization of intangibles, in-process research and development charges and stock-based compensation expenses, less the sum of non-cash items of income, plus net interest income/expense, as calculated in accordance with generally accepted accounting principles.

5. COMMITMENTS AND CONTINGENCIES:

LITIGATION

         The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company.

6. SEGMENT INFORMATION:

         The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable operating segments: subscription/transactions and services. The subscription/transaction segment generates revenues from subscription, transaction and software license agreements of its Global Trade Management Solutions. The services segment provides implementation, management consulting and training services to the Company's customers. The Company evaluates its segments' performance based on revenues and gross profit. The Company's unallocated costs include corporate and other costs not allocated to the segments for management's reporting purposes.

         The following table summarizes the Company's two segments (in thousands):

                                                                                             THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            ---------------------
                                                                                            2000             2001
                                                                                            ----             ----
Revenues:
   Subscription/transaction.......................................................          $  2,617       $  8,474
   Services.......................................................................             3,662          4,227
                                                                                            --------       --------
      Total revenues..............................................................             6,279         12,701
                                                                                            --------       --------
Net loss:
   Subscription/transaction.......................................................             2,253          4,792
   Services.......................................................................               301          1,202
                                                                                            --------       --------
      Gross profit................................................................             2,644          5,994
                                                                                            --------       --------
   Unallocated expense............................................................          (11,281)       (24,161)
   Interest income................................................................               101          1,044
   Interest expense..............................................................               (74)          (157)
                                                                                            --------       --------
Net loss..........................................................................          $(8,610)      $(17,280)
                                                                                            --------       --------
                                                                                            --------       --------

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

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                            -----------------
                                                                                             2000      2001
                                                                                            ------    -------
United States.........................................................................      $5,768    $11,489
Europe and Asia.......................................................................         442        200
Other international operations........................................................          69      1,012
                                                                                            ------    -------
      Total revenues..................................................................      $6,279    $12,701
                                                                                            ------    -------
                                                                                            ------    -------

         Vastera's tangible long-lived assets were located as follows:

                                                                                         DECEMBER 31,   MARCH 31,
                                                                                             2000         2001
                                                                                             ----         ----
  United States....................................................................         $5,694       $5,848
  Europe and Asia..................................................................            489          439
  Other international operations...................................................              -           13
                                                                                            ------       ------
        Total long-lived assets....................................................         $6,183       $6,300
                                                                                            ------       ------
                                                                                            ------       ------

SIGNIFICANT CUSTOMERS

         For the three months ended March 31, 2001 two customers accounted for 34% and 10% of total revenues, respectively. For the three months ended March 31, 2000, the Company did not have any customers that accounted for greater than 10% of total revenues.

7. SUPPLEMENTAL INFORMATION:

CASH FLOW INFORMATION

         Cash paid for interest was $74,000, and $95,000 for the three months ended March 31, 2000 and 2001, respectively.

                 Noncash activities were as follows (in thousands):

                                                                                                             THREE MONTHS ENDED
                                                                                                                   MARCH 31,
                                                                                                             ------------------
                                                                                                             2000          2001
                                                                                                             ----          ----
                    Capitalized lease obligations incurred...........................................      $   293       $   192
                    Issuance of common stock and stock options in acquisition........................            -        14,785
                    Deferred compensation in connection with stock options issued to employees in
                    acquisition......................................................................            -           465
                    Assumed liabilities, transaction costs and other, net of assets acquired in
                    acquisition......................................................................            -         4,916
                    Dividends and accretion on redeemable convertible preferred stock................       12,107             -

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "PLANS",' AND SIMILAR PHRASES (AS WELL AS OTHER WORDS OR EXPRESSIONS REFERENCING FUTURE EVENTS, CONDITIONS OR CIRCUMSTANCES) ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THE FACTORS SET FORTH IN THE CAPTION "RISKS RELATING TO OUR BUSINESS." THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES FOR THE PERIODS SPECIFIED. FURTHER REFERENCE SHOULD BE MADE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND OTHER REPORTS FILED WITH THE SEC.

OVERVIEW

         We are a leading provider of web-native software products and services that facilitate international buying and selling of goods by streamlining and optimizing global trade processes. We call these products and services our solutions. Global trade involves the shipment of goods between countries and the management of information and business processes required to complete shipments. In 1992, we introduced EMS-2000, a U.S.-centric, DOS-based export management solution. In 1994, we introduced EMS-2000 Version 4, a multi-country, two-tier, Windows-based export management solution. In 1997, we introduced Global Passport, a multi-country, three-tier, client-server based, import/export management solution. In 2000, we introduced TradeSphere, a multi-country, multi-module suite of web-native global trade management solutions and we introduced TradePrism.com, a trade portal that provides an Internet-based delivery mechanism for our global trade management capabilities. Since our inception, we have continued to develop comprehensive solutions with features, functionality and services that allow companies to manage the complexities of global trade.

         We provide our products and services from our offices in the United States, the United Kingdom, Mexico, and Canada to over 200 clients. Our clients typically acquire a limited number of server and user subscriptions or licenses to implement in a division or department. As they expand implementation of our products globally and to their clients, suppliers and business partners, additional subscriptions or licenses are acquired. We currently market our products and services on a global basis through our direct sales force and other channels, such as strategic alliances and partners. We expect revenues from our international operations to increase as we continue to expand our international sales and services organizations.

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

         As previously disclosed in our registration statement on Form S-1, our agreement with Ford U.S has a minimum term of four years and may continue for a total of ten years. The guaranteed minimum revenues from the Ford U.S. Imports operations are $11.6 million for 2001, 2002 and 2003 and $6.8 million for 2004. The agreements with Ford Mexico and Ford Canada also have a minimum term of four years and may continue for a total of ten years. On the third anniversary of the agreement with each entity, either party may terminate for any reason after providing the non-terminating party one-year advance notice. Commencing upon the fourth anniversary of the agreement with each entity, either party may terminate the agreement for any reason upon providing six months advance written notice. These agreements provide us with a guaranteed, predictable and recurring revenue stream over the next three to four years. We expect to derive at least $16.5 million in revenues in 2001, 2002, and 2003 from our agreements with Ford U.S., Ford Mexico and Ford Canada. Our client relationship with Ford will have a significant impact on our total revenues and is expected to account for greater than 10% of revenues for the foreseeable future. For the three months ended March 31, 2001, Ford and Visteon accounted for approximately 34% and 10% of our total revenues, respectively.

RECENT ACQUISITION

         On March 1, 2001, the Company entered into a definitive agreement (the "Agreement") to acquire Speed Chain Network, Inc. ("Speedchain"), a development stage company with no revenues since its inception in 1999. Speedchain is a supply chain event management and global e-logistics solutions provider. The acquisition was effected on March 29, 2001 through the merger of Speedchain into a wholly owned subsidiary of the Company, Vastera Acquisition Corporation. The acquisition was accounted for under the purchase method of accounting and the operating results of Speedchain have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

         Under the terms of the Agreement, the Company issued 1,032,690 shares of common stock in exchange for all of the outstanding preferred stock, common stock, warrants and stock options of Speedchain. The shares were valued at $14.00, the average of the closing prices for the three days before and after March 1, 2001. The Company issued options to acquire approximately 24,000 shares of common stock in exchange for the vested Speedchain stock options it assumed in the business combination. The options were valued at approximately $328,000 using the Black-Scholes model assuming 128% volatility, a risk free interest rate of 6.19%, and an exercise period of three years. On March 29, 2001, the Company also issued options to acquire approximately 64,000 shares of common stock in exchange for the unvested Speedchain stock options it assumed in the business combination. Accordingly, the Company recorded $465,000 of deferred compensation that will be amortized on an accelerated basis over the remaining vesting period of these options.

         The Company valued in process research and development ("IPR&D") projects acquired in the acquisition at $6.9 million, based upon an independent appraisal of the development project for which technological feasibility has not been established and no alternative future uses exist. The acquired IPR&D projects are targeted at the supply chain event management and e-logistics market.

         Goodwill and identifiable intangibles related to the Speedchain acquisition and other previous acquisitions are being amortized on a straight-line basis over two to four years and resulted in charges to operations of approximately $119,000 and $5.0 million for the three months ended March 31, 2000 and 2001. In the aggregate, amortization for future periods is expected to be approximately $22.9 million for the year ending December 31, 2001, approximately $24.3 for the year ending December 31, 2002, approximately $24.0 million for the year ended December 31, 2003, approximately $16.1 million for the year ended December 31, 2004 and $781,000 for the year ended December 31, 2005

SOURCE OF REVENUES AND REVENUE RECOGNITION POLICY

         Our revenues are classified as either subscription/transaction revenues or services revenues. In 2000, we renamed our software products and services as follows:

         o        our Global Passport software product is now called
                  TradeSphere;

         o our strategic and operational consulting services are now called Trade Management Consulting;

         o our managed-services consisting of Global e-Content, TradeSphere and our proprietary methodology and services is now called Managed Services.

         A description of our current revenue classifications follows:

SUBSCRIPTION/TRANSACTION REVENUES

         Subscription/transaction revenues consist of subscription-based revenues, transaction-based revenues and perpetual software license revenues.

         SUBSCRIPTION-BASED REVENUES. Subscription-based revenues are revenues derived from subscription arrangements in which our clients subscribe to use TradeSphere, TradePrism.com and Managed Services for a contract term. Revenues are recognized ratably over the contract term. Subscription arrangements typically range from three to five years. Payments on subscription arrangements are collected annually, quarterly or monthly.

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

         PERPETUAL SOFTWARE LICENSE REVENUES. Perpetual software license revenues are derived from the sales of perpetual software licenses and the related maintenance contract. Maintenance contracts include the right to unspecified enhancements on an if-and-when available basis, ongoing support and content update services. In general, our active clients renew these maintenance contracts to obtain access to these significant and frequent content updates. Revenues from perpetual software license sales are recognized ratably over the estimated economic life of the product, three years. Revenues from maintenance contracts are recognized ratably over the contract term, typically one year. Payments on perpetual software license sales are typically collected upon contract signing or shortly thereafter. Payments on maintenance revenues are typically collected annually in advance, but may also be collected quarterly in advance.

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

DEFERRED REVENUES

         Deferred revenues include amounts billed to clients for whom revenues have not been recognized and generally result from billed, but deferred subscription/transaction revenues and deferred services not yet rendered. Deferred revenues will be recognized on a monthly basis over the remaining economic life of the product or when the services are performed. As we continue to increase our subscription and transaction-based revenues relative to our perpetual licenses, we expect our deferred revenues to fluctuate since subscription and transaction-based customers are billed and pay ratably (monthly or quarterly). Thus, we do not consider deferred revenue to be a good indicator of future revenues.

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

         Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting and training services provided to clients, as well as, the cost of third parties contracted to provide either application consulting or implementation services to our clients. The total cost of revenues may fluctuate based on the mix of products and services sold.

         We expect our cost of subscription/transaction revenues to increase as a result of our recent transaction-based managed services contract signed with Ford. In the short term, we expect our gross margins on subscription/transaction revenues to fluctuate as we phase in the global trade management of Ford, as we fully integrate Ford's technology with our technology and as we increase the number of additional customers subscribing to our managed services.

IN-PROCESS RESEARCH AND DEVELOPMENT

         For the three months ended March 31, 2001, the Company incurred a one-time IPR&D charge of approximately $6.9 million associated with the acquisition of Speedchain. The Company valued IPR&D acquired in the Speedchain acquisition consummated on March 29, 2001 at approximately $6.9 million based upon an independent appraisal of the development project for which technological feasibility has not been established and no alternative future uses exist. The acquired IPR&D project is targeted at the supply chain event management and e-logistics market.

STOCK-BASED COMPENSATION

         Stock-based compensation represents the difference between the exercise price and the fair value for accounting purposes of the underlying common stock at the date of grant. On March 29, 2001, $465,000 of deferred compensation was recorded in connection with the unvested stock options that were assumed in connection with the Speedchain acquisition. These amounts are included as a component of stockholders' equity (deficit) and are being amortized on an accelerated basis over the applicable vesting period.

         For the three months ended March 31, 2000 and 2001, we amortized approximately $2.6 million and $1.7 million of deferred compensation, respectively. We expect to amortize deferred compensation of approximately $5.6 million, $2.8 million, $987,000 and $45,000 for the years ended December 31, 2001, 2002, 2003 and 2004, respectively. The amount of stock option compensation expense to be recorded in future periods could decrease if options are forfeited for which accrued but unvested compensation has been recorded.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO MARCH 31, 2001

REVENUES

         TOTAL REVENUES. Total revenues increased 102% from approximately $6.3 million for the three months ended March 31, 2000 to approximately $12.7 million for the three months ended March 31, 2001.

         SUBSCRIPTION/TRANSACTION REVENUES. Subscription/transaction revenues increased 224% from approximately $2.6 million for the three months ended March 31, 2000 to approximately $8.5 million for the three months ended March 31, 2001. We attribute this increase to continued growth in our managed services client base, further market acceptance of our product offerings and our increased sales and marketing efforts. Subscription/transaction revenues accounted for 42% of our total revenues for the three months ended March 31, 2000 and 67% for the three months ended March 31, 2001. We expect subscription/transaction revenues to continue to account for at least two-thirds of our total revenues.

         SERVICES REVENUES. Services revenues increased 15% from approximately $3.7 million for the three months ended March 31, 2000 to approximately $4.2 million for the three months ended March 31, 2001. This increase resulted from increases in our client base as well as in our average billing rates. Services revenues accounted for 58% of our total revenues for the three months ended March 31, 2000 and 33% for the three months ended March 31, 2001. We expect services revenues to continue to account for up to one-third of our total revenues.

COST OF REVENUES

         COST OF SUBSCRIPTION/TRANSACTION REVENUES. The cost of subscription/transaction revenues increased from approximately $364,000 for the three months ended March 31, 2000 to approximately $3.7 million for the three months ended March 31, 2001. This increase resulted from our investment in our client support infrastructure and the growth of our managed services client base. The cost of subscription/transaction revenues as a percentage of subscription/transaction revenues was 14% for the three months ended March 31, 2000 and 43% for the three months ended March 31, 2001. This increase as a percentage of subscription/transaction revenues reflected our expansion of our technical support and managed services organization. We believe the cost of subscription/transaction revenues will decrease as a percentage of subscription/transaction revenues on a quarter over quarter basis as we expect to realize productivity improvements from our investment in our support infrastructure and our managed services agreements.

         COST OF SERVICES REVENUES. The cost of services revenues decreased 8% from approximately $3.3 million for the three months ended March 31, 2000 to approximately $3.0 million for the three months ended March 31, 2001. This decrease resulted from utilizing internal personnel for client implementations instead of third party consultants. The cost of services revenues as a percentage of services revenues was 89% for three months ended March 31, 2000 and 72% for three months ended March 31, 2001. This decrease reflects the productivity improvements that we have made in our implementation and training organizations. We expect the cost of services revenues to decrease as a percentage of services revenues.

OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, sales training events, public relations, advertising, trade shows and travel expenses related to both promotional events and direct sales efforts. Sales and marketing increased 28% from approximately $3.4 million for three months ended March 31, 2000 to approximately $4.3 million for the three months ended March 31, 2001. This increase resulted from our continued investment in our sales and marketing infrastructure, both domestically and internationally. These investments included significant personnel and related expenses, recruiting fees, travel expenses and related facility and equipment costs. In addition, we increased marketing activities, including trade shows, public relations, direct mail campaigns and other promotional activities during this period. Sales and marketing expenses represented 54% of our total revenues for the three months ended March 31, 2000 and 34% for the three months ended March 31, 2001. We believe that we will need to continue to increase our sales and marketing expenses to expand our market position. As a result, we anticipate that sales and marketing expenses will continue to increase in absolute dollar amounts but decrease as a percentage of total revenues in future years.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers. Research and development expenses increased 4% from approximately $3.4 million for the three months ended March 31, 2000 to approximately $3.5 million for the three months ended March 31, 2001. This increase resulted from an increase in the number of internal and contract software developers and quality assurance personnel needed to support our product development and testing activities. Research and development expenses represented 54% of our total revenues for the three months ended March 31, 2000 and 28% for the three months ended March 31, 2001. We believe that we must continue to invest in research and development in order to develop new products and services. As a result, we anticipate that research and development expenses will continue to increase in absolute dollar amounts but decrease as a percentage of total revenues.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. These expenses also include fees for legal, audit and accounting, and other professional services. General and administrative expenses increased 58% from approximately $1.3 million for the three months ended March 31, 2000 to approximately $2.0 million for the three months ended March 31, 2001. This increase resulted from the addition of executive, finance and administrative personnel to support the growth of our business. General and administrative expenses represented 21% of our total revenues for the three months ended March 31, 2000 and 16% for the three months ended March 31, 2001. We believe our general and administrative expenses will continue to increase in absolute dollar amounts, but decrease as a percentage of total revenues as we expand our administrative staff, domestically and internationally, and incur expenses associated with being a public company. We expect these expenses to include annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and additional legal, accounting and consulting fees.

         DEPRECIATION. Depreciation expense increased 55% from approximately $461,000 for the three months ended March 31, 2000 to approximately $713,000 for the three months ended March 31, 2001. This increase resulted from the depreciation of fixed assets purchased to build the infrastructure needed to support the growth of our business. Depreciation expense represented 7% of our total revenues for the three months ended March 31, 2000 and 6% for the three months ended March 31, 2001.

         AMORTIZATION. Amortization expense increased approximately $4.9 million from approximately $119,000 for the three months ended March 31, 2000 to approximately $5.0 million for the three months ended March 31, 2001. This increase resulted from the amortization of goodwill and intangible assets from the acquisition of Ford's global customs operations in July 2000. Amortization expense represented 2% of our total revenues for the three months ended March 31, 2000 and 39% for the three months ended March 31, 20001. As part of the Ford transaction, we acquired an assembled workforce that was valued at approximately $6.5 million. This value was allocated to each country in which we provide services to Ford based upon the number of employees in each country. The related amortization is being recorded on a straight-line basis over three years from the date we assume Ford's customs operations in each country. As part of the Ford transaction, we also acquired the perpetual right to use their technology royalty-free. This asset was valued at approximately $2.3 million and is being amortized on a straight-line basis over four years. In addition to recording the value associated with the assembled workforce and the licensed technology, we recorded approximately $70.1 million in goodwill. The goodwill is being amortized on a straight-line basis over four years.

         STOCK-BASED COMPENSATION. Stock-based compensation expense decreased from approximately $2.6 million for the three months ended March 31, 2000 to approximately $1.7 million for the three months ended March 31, 2001. Deferred compensation of approximately $7.7 million at March 31, 2001 will be amortized on an accelerated basis over the applicable vesting period.

         OTHER INCOME (EXPENSES), NET. Other income (expenses), net fluctuates based on the amount of cash balances available for investment, borrowings under our line of credit, interest expense related to our term loans and realized gains and losses on investments. Other income (expenses), net increased from approximately $27,000 for the three months ended March 31, 2000 to approximately $887,000 for the three months ended March 31, 2001. This increase reflects the additional interest expense on the equipment line of credit for three months ended March 31, 2001, offset by the interest income earned on our proceeds from our initial public offering completed in October 2000 currently maintained in short-term investments.

         INCOME TAXES. No provision for income taxes has been recorded for either the three months ended March 31, 2000 or 2001 due to accumulated net operating losses. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents and short-term investments of $83.4 million as of March 31, 2001, a decrease of $7.1 million from December 31, 2000.

         We have primarily financed our operations through sales of our stock, borrowings under our line of credit and capital lease obligations and net revenues generated from our business. Through December 31, 2000, we have raised cumulative net proceeds of approximately $45.5 million through convertible preferred stock offerings and $86.1 million through our initial public offering completed in October 2000.

         The Company has a secured revolving line of credit and an equipment line of credit with PNC Bank. As of December 31, 2000 and March 31, 2001, the outstanding balance under the equipment line of credit was approximately $2,925,000 and $2,561,000, respectively, and there were no amounts outstanding under the secured revolving line of credit. The revolving line of credit was scheduled to expire on December 31, 2000 and was extended to April 30, 2001. In May 2001, the Company renegotiated and amended its secured revolving line of credit and equipment line of credit. As amended, the Company may now borrow up to $10,000,000 under the revolving line of credit, with a $2,500,000 sub-limit for the issuance of letters of credit. Advances under the revolving line of credit are limited to the lesser of $10,000,000 or the sum of 80% of eligible accounts receivable, as defined in the loan agreement. The revolving line of credit bears interest at the greater of the bank's prime rate or the overnight federal funds rate plus .50 basis points, (8.0% as of March 31, 2001). The revolving line of credit matures in May 2002.

         The Company may borrow up to $6,439,649 under the equipment line of credit. The equipment line of credit bears interest at the bank's prime rate plus .50 basis points, (8.0% as of March 31, 2001). The equipment line of credit has two interest-only payment periods. Amounts borrowed until November 15, 2001 are subject to interest-only payments. After this date, the Company is required to make principal and interest payments to repay these borrowings over 30 months. The second interest-only payment period is applicable to borrowings from November 16, 2001 to May 15, 2002. After May 15, 2002, the Company is required to make principal and interest payments to repay the borrowings from the second interest-only period over 30 months, and no additional borrowings may occur thereafter.

         The terms of the revolving line of credit and equipment line of credit require the Company to comply with certain financial covenants including, but not limited to, restrictions and limitations on future indebtedness, sale of assets and material changes in the Company's business. The financial covenants include a minimum quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.0 to 1.0 for 2001 and 1.5 to 1.0 for 2002 and thereafter. The most restrictive of the financial covenants is that the Company's negative operating income shall not be in excess of the amounts specified below (in thousands):

                                                                                                              NEGATIVE OPERATING
                      AS OF THE QUARTER ENDED,                                                                      INCOME
                      ------------------------                                                                      ------
                      March 31, 2001.......................................................................          $ 6,500
                      June 30, 2001........................................................................            6,500
                      September 30, 2001...................................................................            5,000
                      December 31, 2001....................................................................            3,500
                      March 31, 2002.......................................................................            2,500
                      June 30, 2002........................................................................            1,000
                      September 30, 2002...................................................................                0
                      Thereafter...........................................................................                0

Negative operating income is defined as loss from operations plus, to the extent they have been deducted in determining the loss from operations, the sum of non-cash expenses including amortization of goodwill, amortization of intangibles and stock-based compensation expenses, less the sum of non-cash items of income, plus net interest income/expense, as calculated in accordance with generally accepted accounting principles.

         Net cash used in operating activities totaled approximately $6.6 million for the three months ended March 31, 2000 and $6.8 million for the three months ended March 31, 2001. Net cash flows from operating activities reflect net losses of approximately $8.6 million for the three months ended March 31, 2000 and $17.3 million for the three months ended March 31, 2001, and to a lesser extent, are offset by the non-cash expenses relating to depreciation and amortization, stock-based compensation and provision for allowance for doubtful accounts. In addition, the net cash used in operations increased due to the increase in accounts receivable and a decrease in accrued compensation and deferred revenues.

         Net cash used in investing activities was approximately $10.7 million for the three months ended March 31, 2000 and $2.4 million for the three months ended March 31, 2001. Our investing activities reflect the additions of property and equipment and purchases of investments. We also anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support expansion of our sales, marketing and research and development activities.

         Net cash provided by (used in) financing activities was approximately $17.0 million for the three months ended March 31, 2000 and ($207,000) for the three months ended March 31, 2001. The cash provided by financing activities for the three months ended March 31, 2000 reflect the net proceeds from the sale of our redeemable convertible preferred stock. The cash used in financing activities for the three months ended March 31, 2001 reflect the principal payments on the equipment line of credit offset by the proceeds from the exercise of preferred stock warrants and stock options.

         Amounts borrowed from one lending institution for capital leases are due over 36 to 48-month repayment periods and are collateralized by our software products. As of December 31, 2000 and March 31, 2001, the outstanding balance under this capital lease agreement was approximately $541,000 and $502,000 respectively.

         We expect to pay approximately $1.8 million, $1.4 million, $336,000 and $17,000 on our equipment line of credit and lease agreements in 2001, 2002, 2003 and 2004, respectively. We will fund these commitments through our current cash resources and our future cash flow from operations.

         We intend to continue the investment in the business, particularly in the areas of research and development, sales and marketing. Our future liquidity and capital requirements will depend on numerous factors, including:

         o The costs and timing of expansion of sales and marketing activities;

         o The costs and timing of product development efforts and the success of these development efforts;

         o The extent to which our existing and new products and services gain market acceptance;

         o        The level and timing of revenues;

         o The costs involved in maintaining and enforcing intellectual property rights;

         o        The timing of market developments; and

         o Available borrowings under line of credit and capital lease arrangements.

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

         The Company reimburses Ford for certain expenses in connection with the acquisition of Ford's global customs operations. The Company expects to pay approximately $534,000 in fees to Ford each month for the reimbursement of expenses incurred by Ford for the use of facilities, the costs of leased employees and the maintenance and expenses related to the acquired technology.

RISKS RELATING TO OUR BUSINESS

         IN ADDITION TO OTHER INFORMATION IN THE FORM 10-Q, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING VASTERA AND ITS BUSINESS, BECAUSE SUCH FACTORS MAY HAVE A SIGNIFICANT IMPACT ON VASTERA'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION. IF ANY OF THE RISK FACTORS SET FORTH IN THIS FORM 10-Q OR IN VASTERA'S OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS.


WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE.

         Vastera incurred net losses of approximately $8.3 million in 1998, $10.5 million in 1999, $35.8 million in 2000 and $17.3 million for the three months ended March 31, 2001. Our accumulated deficit as of March 31, 2001 was approximately $142.7 million. We expect to continue to incur losses in the foreseeable future. We believe that the success of our business depends on our ability to significantly increase revenue and to limit our operating expenses. If our revenues fail to grow at anticipated rates or our operating expenses increase without a corresponding increase in our revenues, or we fail to adjust operating expense levels appropriately, we may not be able to achieve and maintain profitability, which would increase the possibility that the value of your investment will decline.

OUR INABILITY TO PROVIDE OUR MANAGED SERVICES SUCCESSFULLY TO EXISTING AND FUTURE CLIENTS, INCLUDING FORD WITH WHOM WE HAVE ENTERED INTO A SIGNIFICANT CONTRACT, WOULD SIGNIFICANTLY REDUCE OUR REVENUES, INCREASE OUR COSTS, HURT OUR REPUTATION IN OUR INDUSTRY AND ADVERSELY AFFECT OUR BUSINESS.

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

         Furthermore, we have established a contractual relationship with Ford under which we acquired Ford's global customs operations and will provide Ford with our managed services. Through this relationship, Ford has become our single largest client, generating a significant portion of our revenues. For the three months ended March 31, 2001, we derived approximately 34% and 10% of our total revenues from Ford and Visteon, respectively. Because the Ford contract is our largest to date, we cannot assure you that we have adequate resources to meet our obligations to Ford.

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

         The services agreement between Ford and us has a 10-year term that may be terminated by either party for any reason after four years. If the services agreement is terminated prior to July 2010, we will not realize a material amount of revenues expected to be generated thereunder. Any events adversely affecting our relationship with Ford may result in us not being able to achieve the full marketing benefit associated with having Ford as a principal client, which would reduce our revenues, increase our costs and hurt our reputation in our industry.

FLUCTUATIONS IN OUR OPERATING RESULTS AND THE COMPOSITION OF OUR REVENUES, PARTICULARLY COMPARED TO THE EXPECTATIONS OF MARKET ANALYSTS AND INVESTORS, MAY LEAD TO A REDUCED PRICE OF OUR COMMON STOCK.

         Our operating results have varied in the past and could fluctuate significantly in the future. For example, our services revenues were approximately $4.2 million in the quarter ended September 30, 2000, $4.3 million in the quarter ended December 31, 2000 and $4.2 million in the quarter ended March 31, 2001. We expect that our operating results will continue to vary in the future, based on a number of factors, including:

         o        Demand for our products and services;

         o        Increases in our operating expenses;

         o        Competition in our industry;

         o Variability in the mix of our subscription and transaction revenues and our consulting revenues;

         o Timing of new solution introductions and enhancements to our TradeSphere and TradePrism.com solutions; and

         o        Continued business from our existing clients;

         Due to the foregoing factors, our annual or quarterly results of operations may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline.

OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY WILL BE CONSTRAINED IF WE DO NOT EFFECTIVELY MANAGE OUR RAPID GROWTH.

         We have significantly increased our employee base to meet increasing demand for our client solutions. The number of our employees has increased by 91 employees from 312 as of December 31, 2000 to 403 as of March 31, 2001. As we expand our operations, we expect to continue to increase the size of our employee base. Our management and operations have been strained by this growth and will continue to be strained by our anticipated growth. To compete effectively and to manage future growth, we must continue to improve our financial and management controls, reporting systems and procedures on a timely basis. We must also expand, train and manage our employee base. If we are not successful in managing our growth, our ability to achieve or maintain profitability may be harmed.

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

         We have historically financed our operations primarily through the sale of our securities. As of March 31, 2001, we had cash and cash equivalents of approximately $10.1 million plus short-term investments of approximately $73.5 million and an accumulated deficit of approximately $142.7 million. While we believe that the net proceeds from our initial public offering, combined with current cash resources, will be sufficient to meet our working capital and capital expenditures for at least twelve months, we may need to raise additional debt or equity capital to fund the expansion of our operations, to enhance our products and services, or to acquire or invest in complementary products, services, businesses or technologies. If we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock, including shares of common stock sold in the offering. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available on terms favorable to us, our operations and growth strategy may be adversely affected and the market price for our common stock could decline.

OUR INTERNATIONAL OPERATIONS AND PLANNED EXPANSION EXPOSE US TO BUSINESS RISKS THAT COULD LIMIT THE EFFECTIVENESS OF OUR GROWTH STRATEGY AND CAUSE OUR OPERATING RESULTS TO SUFFER.

         We intend to expand our international operations substantially and enter new international markets, including providing our services to divisions and subsidiaries of Ford operating in foreign countries. This expansion will require significant management attention and financial resources to translate successfully our software products into various languages, to develop compliance expertise relating to international regulatory agencies and to develop direct and indirect international sales and support channels. We face a number of risks associated with conducting our business internationally that could negatively impact our operating results, including:

         o language barriers, conflicting international business practices and other difficulties relating to the management and administration of a global business;

         o longer sales cycles associated with educating foreign clients about the benefits of our products and services;

         o        currency fluctuations and exchange rates;

         o multiple and possibly overlapping tax structures and the burdens of complying with a wide variety of foreign laws;

         o the need to consider characteristics unique to technology systems used internationally; and

         o economic or political instability in some international markets.

         We may not succeed in our efforts to enter new international markets, establish, maintain or increase international demand for our solutions or expand our international operations, which may harm our growth strategy and could cause our operating results to suffer.

OUR LENGTHY AND VARIABLE SALES CYCLE MAKES IT DIFFICULT FOR US TO PREDICT WHEN OR IF SALES WILL OCCUR AND, THEREFORE, WE MAY EXPERIENCE AN UNPLANNED SHORTFALL IN REVENUES.

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

THE DYNAMIC AND COMPLEX NATURE OF GLOBAL ECONTENT INCREASES THE LIKELIHOOD THAT WE MAY FACE COSTLY PRODUCT LIABILITY CLAIMS.

         The foundation of our software solutions and managed services, Global eContent, is a rules-based application that provides comprehensive management of government trade regulations and programs acquired, interpreted, and updated by Vastera's in-country trade experts. Because of the dynamic and complex nature of Global eContent, we may face product liability claims in connection with our current products and future products. Any provisions in our agreements with our clients designed to limit our exposure to potential product liability claims and any product liability insurance may not be adequate to protect us from such claims under our agreements. A successful product liability claim brought against us could harm our financial condition. Even if unsuccessful, any product liability claim could result in costly litigation and divert management's attention and resources. In addition, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions and injure our reputation.

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

         Under our agreement, we are providing Ford with import and export trade management services in a phased in geographical approach, which started with the United States, and presently includes Mexico and Canada. If we are unable to perform the services provided in the United States, Mexico and Canada in accordance with our mutually agreed upon performance criteria, Ford may not incorporate our services into many of Ford's operations in other geographic regions and product lines, which would reduce our future revenue growth. Additionally, in the past Ford may not have complied fully with all of the regulatory requirements established by foreign governments, which may impede our ability to establish and leverage our operations under the Ford agreements in other geographic regions and which in turn would reduce our future revenue growth. Any failure to receive the requisite government approvals in connection with providing Ford managed services would adversely impact our operating results.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS ADEQUATELY, WHICH COULD RESULT IN THEIR UNAUTHORIZED USE BY OUR COMPETITORS AND HAVE AN ADVERSE IMPACT ON OUR REVENUES.

         Our success depends on our ability to protect our proprietary rights. We rely primarily on:

         o        Copyright, trade secret and trademark laws;

         o        Confidentiality agreements with employees and third parties;
                  and

         o Protective contractual provisions such as those contained in license agreements with consultants, vendors and clients, although we have not signed such agreements in every case.

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

         We cannot be certain that our solutions do not or will not infringe valid patents, copyrights, trademarks or other intellectual property rights held by third parties. As a result, we may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business.

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

         The market for our products and services is competitive, dynamic and subject to frequent technological changes. The intensity of competition and the pace of change are expected to increase in the future. Our solutions face competition from a number of competitors offering products and services that vary in functionality including:

         o        Content aggregators such as Dun & Bradstreet and TradeCompass;

         o International trade logistics providers such as ClearCross, Capstan, Nextlinx and QRS Corporation;

         o Trade consultants such as management consulting firms, law firms and boutique consulting firms; and

         o Outsourcing service providers, such as third-party logistics providers, fourth-party logistics providers and carriers.

         We expect additional competition from other established and emerging companies as the market for global trade solutions evolves. Current or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could harm our revenues and profitability. Increased competition could result in price reductions, reduced gross margins and loss of market share or failure to gain market share, any of which would seriously harm our business. We may not be able to compete successfully against current and future competitors, which may reduce our operating results and lower the value of your investment in our common stock.

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

         In the past we have acquired businesses to expand our operations or market presence and intend to continue our expansion by acquiring or investing in companies, assets or technologies that complement our business and offer opportunities for growth. These transactions involve many risks and challenges that we might not successfully overcome, including:

         o Difficulties in assimilating technologies, products, personnel and operations;

         o Disruption of our ongoing business and diversion of management's attention from other business concerns;

         o Risks of entering markets in which we have no or limited prior experience;

         o Issuances of equity securities that may dilute your ownership interest in our common stock;

         o Cash payments to or the assumption of debt or other liabilities of the companies we acquire; and

         o Large write-offs and amortization expenses related to goodwill and other intangible assets.

         Our inability to address these risks could negatively impact our operating results. In addition, in connection with our acquisition of Ford's global customs operations, we acquired, or are receiving full-time services from, a number of Ford employees. Any failure to successfully integrate these employees into our operations will increase our operating expenses and may adversely impact our revenues. Moreover, any future acquisitions or investments, even if successfully completed, may not generate any additional revenue or provide any benefit to our business.

YOUR ABILITY TO INFLUENCE CORPORATE MATTERS MAY BE LIMITED BECAUSE OUR OFFICERS, DIRECTORS AND AFFILIATES WILL BE ABLE TO CONTROL, AND FORD WILL BE ABLE TO INFLUENCE, MATTERS REQUIRING STOCKHOLDER APPROVAL AND MAY HAVE INTERESTS THAT DIFFER FROM YOURS.

         As of May 10, 2001, our officers, directors and affiliated entities, including Ford, together beneficially own approximately 41% of the outstanding shares of our common stock. In addition, Ford beneficially owns approximately 21% of the outstanding shares of our common stock. As the single largest stockholder of Vastera, Ford may have significant influence over corporate acts requiring stockholder approval, including a merger or sale of the Company. As long as Ford holds at least 5% of our common stock, it has the right to appoint a non-voting observer to our board of directors. Accordingly, these stockholders collectively will be able to control all matters requiring stockholder approval and, thereby, our management and affairs. In addition, this concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock. Our officers, directors and affiliated entities, including Ford, may have interests that differ from your interests and their decisions may negatively impact our future success.

OUR MANAGEMENT HAS BROAD DISCRETION OVER HOW TO USE THE PROCEEDS OF OUR INITIAL PUBLIC OFFERING; WE MAY NOT USE THE PROCEEDS IN WAYS WITH WHICH YOU AGREE OR THAT HELP ACHIEVE OUR GROWTH STRATEGY AND OUR REVENUES MAY DECLINE.

         The net proceeds from our initial public offering were $86.1 million, at an offering price of $14.00 per share and after deducting the underwriting discount and offering expenses. Our management has broad discretion as to how to apply the net proceeds of this offering. We have used the net proceeds from the initial public offering for general corporate purposes, principally working capital for increased domestic and international sales and marketing expenditures, product development expenditures, expenditures related to the expansion of our consulting services organization and capital expenditures made in the ordinary course of business. The net proceeds have been invested in cash equivalents and short-term investments. If we fail to use these proceeds effectively, we may not achieve our growth strategy and our revenues may decline.

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

         Provisions in our certificate of incorporation, in our bylaws and under Delaware law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our certificate of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

         o a staggered board of directors, where stockholders elect only a minority of the board each year;

         o advance notification procedures for matters to be brought before stockholder meetings;

         o        a limitation on who may call stockholder meetings; and

         o        a prohibition on stockholder action by written consent.

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

         We currently do not use financial instruments to hedge operating expenses of our European, Mexican or Canadian subsidiaries. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. We do not hold or issue derivative securities, derivative commodity instruments or other financial instruments for trading purposes. Therefore, no quantitative tabular disclosures are required.

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

         We received net offering proceeds from our initial public offering of approximately $86.1 million. We have used approximately $14.8 million of the net proceeds from the initial public offering for general corporate purposes, principally working capital for increased domestic and international sales and marketing expenditures, product development expenditures, expenditures related to the expansion of our consulting services organization and capital expenditures made in the ordinary course of business. The remaining portions of the net proceeds have been invested in cash, cash equivalents and short-term investments. We may also use a portion of the remaining net proceeds to expand internationally and to acquire or invest in additional businesses, products and technologies that we believe will complement our current or future business. We issued 1,032,690 shares of common stock in the fiscal quarter ending March 31, 2001 in connection with our acquisition of Speedchain

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6: EXHIBITS AND REPORTS OF FORM 8-K

The following exhibits are included herein:

         (a) Exhibits

         The exhibits listed on the accompanying exhibit index immediately following the signature page hereto filed as part of this Form 10-Q are incorporated by reference herein.

         (b) Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Dulles, Virginia on May 15, 2001.

                              VASTERA, INC.

                               By: /s/ Philip J. Balsamo
                                   -------------------------------
                                       Philip J. Balsamo
                                       Vice President and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)

                                  EXHIBIT INDEX

           Exhibit
           Number                 Description
           ------                 -----------
            10.1           Amended and Restated Loan Agreement, dated May 15, 2001.
