Form 10-Q
period 2001-06-30
VASTERA INC
filed 2001-08-14
CIK 1075056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001

Commission File Number 000-31589

VASTERA, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	54–1616513
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

45025 Aviation Drive, Suite 300
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

Yes       ☒         No        ☐

At August 8, 2001 there were 38,036,701 shares of the registrant's Common Stock, $.01 par value per share, outstanding.

VASTERA, INC.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1:              Financial Statements

VASTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2000	June 30, 2001

		(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$19,693	$5,730
Short–term investments	70,978	72,557
Accounts receivable, net of allowance for doubtful accounts of $665, and $961, respectively	11,163	13,284
Prepaid expenses and other current assets	1,653	2,556

Total current assets	103,487	94,127
Property and equipment, net	6,183	7,214
Intangible assets, net	75,302	76,207
Deposits and other assets	538	682

Total assets	$185,510	$178,230

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit and capital lease obligations, current	$1,837	$2,075
Accounts payable	2,896	4,292
Accrued expenses	3,422	4,348
Accrued compensation and benefits	3,683	2,114
Deferred revenue, current	10,171	9,511

Total current liabilities	22,009	22,340
Long–term liabilities:
Line of credit and capital lease obligations, net of current portion	1,787	2,636
Deferred revenue, net of current portion	2,704	2,364

Total liabilities	26,500	27,340

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value; 100,000 shares authorized; 36,336, and 37,896, shares issued and outstanding as of December 31, 2000 and June 30, 2001, respectively	363	378
Additional paid–in capital	292,887	309,434
Accumulated other comprehensive loss	66	782
Deferred compensation	(8,927)	(6,128)
Accumulated deficit	(125,379)	(153,576)

Total stockholders' equity	159,010	150,890

Total liabilities and stockholders' equity	$185,510	$178,230

The accompanying notes are an integral part of these condensed consolidated balance sheets.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

Revenues:
Subscription/transaction revenues	$3,012	$9,712	$5,629	$18,186
Services revenues	4,144	4,710	7,806	8,937

Total revenues	7,156	14,422	13,435	27,123

Cost of revenues:
Cost of subscription/transaction revenues	377	4,120	741	7,802
Cost of services revenues	3,229	3,181	6,500	6,206

Operating expenses:
Sales and marketing	3,258	4,593	6,645	8,912
Research and development	2,759	3,757	6,157	7,291
General and administrative	1,063	2,351	2,357	4,394
Depreciation	539	789	1,000	1,502
Amortization	120	5,812	239	10,787
In process research and development	-	-	-	6,901
Stock–based compensation	2,989	1,587	5,611	3,263

Total operating expenses	10,728	18,889	22,009	43,050

Loss from operations	(7,178)	(11,768)	(15,815)	(29,935)
Other income	45	851	72	1,738

Net loss	(7,133)	(10,917)	(15,743)	(28,197)
Dividends and accretion on redeemable convertible preferred stock	(1,319)	-	(13,426)	-

Net loss applicable to common stockholders	$(8,452)	$(10,917)	$(29,169)	$(28,197)

Basic and diluted net loss per common share	$(1.29)	$(0.29)	$(4.40)	$(0.76)

Weighted–average common shares outstanding	6,560	37,695	6,629	37,054

Pro forma basic and diluted net loss per common share	$(0.36)	$(0.29)	$(0.82)	$(0.76)

Pro forma weighted–average common shares outstanding	20,083	37,695	19,260	37,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,

	2000	2001

Cash flows from operating activities:
Net loss	$(15,743)	$(28,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock–based compensation	5,611	3,263
Depreciation and amortization	1,239	12,289
In process research and development	–	6,901
Provision for allowance for doubtful accounts	–	741
Amortization of revenue discount related to Ford contract	–	150
Amortization of revenue discount related to warrants issued to a customer	151	–

Changes in operating assets and liabilities:
Accounts receivable	(4,593)	(2,871)
Prepaid expenses and other current assets	(1,424)	(995)
Deposits and other assets	97	(60)
Accounts payable and accrued expenses	70	(1,253)
Accrued compensation and benefits	214	(2,949)
Deferred revenue	(195)	(996)

Net cash used in operating activities	(14,573)	(13,977)

Cash flows from investing activities:
Net purchases of short-term investments	(4,671)	(439)
Acquisition of property and equipment	(962)	(873)

Net cash used in investing activities	(5,633)	(1,312)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock	16,974	–
Proceeds from the exercise of stock options and preferred stock warrants	3,119	2,545
Principal payments on long–term debt	(415)	(1,030)

Net cash provided by (used in) financing activities	19,678	1,515

Effect of foreign currency exchange rate changes on cash and cash equivalents	(59)	(189)

Net decrease in cash and cash equivalents	(587)	(13,963)
Cash and cash equivalents, beginning of period	961	19,693

Cash and cash equivalents, end of period	$374	$5,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Basis of Presentation and Nature of Business:

             The accompanying unaudited condensed consolidated financial statements of Vastera, Inc. and its subsidiaries (“Vastera” the “Company," "we," or "us") have been prepared on the same basis as audited financial statements and include all adjustments, including all normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001.  All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's (the “SEC”) rules and regulations.  The Company's interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, as filed with the SEC with the Company’s Annual Report on Form 10-K and other reports filed with the SEC.

             Vastera is a leading provider of web-native solutions for global trade management.  The Company's offerings include a library of global trade content, web-native software solutions, management and implementation consulting and managed services. Managed services range from management of a specific global trade function to providing complete management of a client's global trade operations. Our customers utilize these offerings to manage their global trade processes. Global trade involves the shipment of goods between countries and the management of information and business processes to complete shipment.

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

Subscription/Transaction Revenues

             Subscription/transaction revenues consist of subscription–based revenues, transaction–based revenues and perpetual software license revenues. The Company recognizes revenue from the sale of software products in accordance with Statement of Position ("SOP") 97–2, "Software Revenue Recognition."

             Subscription–based revenues are revenues derived from term-license arrangements in which our clients license our software products and obtain the right to unspecified enhancements on a when-and-if-available basis and ongoing support and content update services.  Revenues are recognized ratably over the contract term. Subscription arrangements typically range from three to five years.

             Transaction–based revenues are revenues derived from agreements that provide for transaction fees based on a client’s usage of our software products or on the performance of our managed services solutions. Revenues from the usage of our software products are recognized as transactions occur.  Managed services solutions include the processing of our clients’ custom entries and the classification of our clients’ goods.  Managed services transaction arrangements are often subject to annual minimum transaction thresholds and revenues have been recognized based on the lower of the cumulative actual transactions processed or the pro-rata minimum for the period.

             Perpetual software license revenues are derived from perpetual software license arrangements and related maintenance contracts. Maintenance contracts include the right to unspecified enhancements on a when-and-if available basis, ongoing support and content update services. The content updates provided under maintenance arrangements are significant and frequent and thus the entire arrangement is in substance a subscription. Revenues from perpetual software license sales are recognized ratably over the estimated economic life of the product. The Company has estimated that the life of the product is three years, which is consistent with the historical periods between major upgrades to the functionality and architecture of our products such that we would charge all customers a new fee to migrate to the new version. Revenues from maintenance contracts are recognized ratably over the contract term, typically one year.

Services Revenues

             Services revenues are derived from implementation, management consulting and training services. Services are performed on a time and materials basis or under fixed price arrangements and are recognized as the services are performed or using the percentage of completion method of accounting.

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

             As of December 31, 2000, no customer accounted for more than 10% of the Company’s accounts receivable.  As of June 30, 2001, one customer accounted for approximately 12% of the Company’s accounts receivable.  Subsequent to June 30, 2001, the majority of this customer’s accounts receivable were collected.

Unaudited Net Loss Per Common Share

             Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2000 and 2001, options to purchase approximately 6,505,000 and 7,828,000 shares of common stock, respectively, were outstanding; warrants to purchase approximately 687,000 shares of redeemable convertible preferred stock and 12,000 shares of common stock, respectively, were outstanding; and as of June 30, 2000, approximately 8,312,000 shares of redeemable convertible preferred stock that were convertible into approximately 13,825,000 shares of common stock were outstanding.  Due to the anti-dilutive nature of the options, warrants and redeemable convertible preferred stock, there is no effect on the calculation of weighted–average shares for diluted earnings per share. As a result, the basic and diluted loss per share amounts are identical.

             Unaudited pro forma loss per common share is computed using the pro forma weighted-average number of common shares outstanding for the period.  Pro forma weighted-average common shares included the assumed conversion of all outstanding convertible preferred stock into common stock as of the beginning of the period presented.

Comprehensive Income

             As of December 31, 2000 and June 30, 2001, accumulated other comprehensive income includes unrealized gains and losses on investments and foreign currency translation adjustments.

Recent Accounting Pronouncements

             In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.  Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles.  Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002.  Management is currently evaluating the impact these accounting standards.

3.          Acquisition

             On March 1, 2001, the Company entered into a definitive agreement (the “Agreement”) to acquire Speed Chain Network, Inc., (“Speedchain”), a development stage company with no revenues since its inception in 1999.  Speedchain was a supply chain event management and global e-logistics solutions provider.  The acquisition was effected on March 29, 2001 through the merger of Speedchain into a wholly owned subsidiary of the Company, Vastera Acquisition Corporation.  The acquisition was accounted for under the purchase method of accounting and the operating results of Speedchain have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

             Under the terms of the Agreement, the Company issued 944,485 shares of common stock in exchange for all of the outstanding preferred stock and common stock  of Speedchain.  The shares of common stock issued by the Company were valued at $14.00 per share, the average of the closing prices for the three days before and after March 1, 2001.  The Company also issued options to acquire approximately 24,000 shares of its common stock in exchange for the vested Speedchain stock options it assumed in the business combination.  The options were valued at approximately $328,000 using the Black-Scholes model assuming 128% volatility, a risk free interest rate of 6.19%, and an exercise period of three years.  On March 29, 2001, the Company also issued options to acquire approximately 64,000 shares of its common stock in exchange for the unvested Speedchain stock options it assumed in the business combination. Accordingly, the Company recorded $465,000 of deferred compensation that will be amortized on an accelerated basis over the remaining vesting period of these options.

             The aggregate purchase price was determined as follows  (in thousands):

Value

Fair value of common stock	$13,223
Fair value of options	328
Assumed liabilities	3,401
Transaction costs and other	1,860

Aggregate purchase price	$18,812

             The acquisition resulted in an allocation of the purchase price to the net tangible and intangible assets of Speedchain, as well as the write-off of the portion of the purchase price allocated to in-process research and development (“IPR&D”) projects.  The Company has allocated the purchase price based upon the fair values of the assets and the liabilities acquired and allocated to the purchase price accordingly.

             The purchase price has been allocated on a preliminary basis as follows  (in thousands):

Value

Current assets	$38
Property and equipment	57
Assembled workforce	300
In-process R&D	6,901
Goodwill	11,516

$18,812

             The amounts allocated to assembled workforce and goodwill are being amortized on a straight-line method over the estimated useful life of these assets, which are two years and four years, respectively.

             The Company valued IPR&D projects acquired in the acquisition at $6.9 million, based upon the results of an independent appraisal of the development projects for which technological feasibility has not been established and no alternative future uses exist.  The acquired IPR&D projects are targeted at the supply chain event management and e-logistics market.

             The value of the IPR&D projects identified was determined by estimating the future cash flows from each of the respective projects at the assumed date of commercial feasibility, discounting these net cash flows back to their present value and then applying a percentage of completion to the calculated present value.  The percentage of completion for the projects were determined using milestones representing management’s estimate of effort, value added and degree of difficulty of the portion of the projects completed as of March 29, 2001, as compared to the remaining research and development to be completed to bring the projects to technical feasibility.    Speedchain’s projects started in February 2000 and, as of March 29, 2001, the Company estimated the projects were 70% complete.

             Development of the technology remains a substantial risk to the Company due to factors including the remaining effort necessary to achieve technical feasibility, rapidly changing customer needs and competitive threats from other companies.  Failure to bring these products to market in a timely manner could adversely affect future sales and profitability of the combined company.  Additionally, the value of the other intangible assets acquired may become impaired.

             In connection with the Speedchain acquisition, the Company recognized approximately $550,000 in liabilities as the cost associated with closing redundant facilities and terminating certain employees.  The accrual consisted primarily of severance and other employee termination costs.  These activities resulted in the termination of eight employees in connection with the elimination of duplicative positions and the restructuring of certain operations.  Substantially all of this accrual is expected to be paid out in 2001.

             The following unaudited pro forma information has been prepared as if the acquisition of Speedchain had occurred as of January 1, 2000, excluding the one time $6.9 million IPR&D charge.

	Pro Forma for the Year Ended December 31, 2000	Pro Forma for the Six Months Ended June 30, 2001

	(Unaudited)	(Unaudited)

Total revenues	$32,970	$27,123
Net loss	(79,540)	(24,185)
Pro forma basic and diluted loss per common share	(3.12)	(0.64)

             The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the periods presented or the future results of the combined operations.

4.          Secured Revolving Line of Credit and Equipment Line of Credit:

             As of December 31, 2000 and June 30, 2001, the outstanding balance under the equipment line of credit was approximately $2,925,000 and $4,185,000, respectively, and there were no amounts outstanding under the secured revolving line of credit.  The revolving line of credit was scheduled to expire on December 31, 2000 and was extended to April 30, 2001.  In May 2001, the Company renegotiated and amended its secured revolving line of credit and equipment line of credit.  As amended, the Company may now borrow up to $10,000,000 under the revolving line of credit, with a $2,500,000 sub-limit for the issuance of letters of credit.  Advances under the revolving line of credit are limited to the lesser of $10,000,000 or the sum of 80% of eligible accounts receivable, as defined in the loan agreement.  The revolving line of credit bears interest at the greater of the bank’s prime rate or the overnight federal funds rate, (6.75% as of June 30, 2001).  The revolving line of credit matures in May 2002.

             The Company may borrow up to $6,439,649 under the equipment line of credit.  The equipment line of credit bears interest at the bank’s prime rate plus 50 basis points, (7.25% as of June 30, 2001).  The equipment line of credit has two interest–only payment periods. Amounts borrowed until November 15, 2001 are subject to interest–only payments. After this date, the Company is required to make principal and interest payments to repay these borrowings over a period of 30 months. The second interest–only payment period applies to borrowings made from November 16, 2001 to May 15, 2002. After May 15, 2002, the Company is required to make principal and interest payments to repay the borrowings from the second interest–only period over a period of 30 months, and no additional borrowings may occur thereafter.

             The terms of the revolving line of credit and equipment line of credit require the Company to comply with certain financial covenants, including, but not limited to, restrictions and limitations on future indebtedness, sale of assets, and material changes in the Company’s business.  The financial covenants include a minimum quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.0 to 1.0 for 2001 and 1.5 to 1.0 for 2002 and thereafter.  The most restrictive of the financial covenants is that the Company's negative operating income shall not be in excess of the amounts specified below (in thousands):

As of the quarter ended,	Negative Operating Income

March 31, 2001	$6,500
June 30, 2001	6,500
September 30, 2001	5,000
December 31, 2001	3,500
March 31, 2002	2,500
June 30, 2002	1,000
September 30, 2002	0
Thereafter	0

Negative operating income is defined in the loan agreement as loss from operations plus, to the extent they have been deducted in determining the loss from operations, the sum of non-cash expenses including amortization of goodwill, amortization of intangibles, in-process research and development charges and stock-based compensation expenses, less the sum of non-cash items of income, plus net interest income/expense, as calculated in accordance with generally accepted accounting principles.

5.          Commitments and Contingencies:

Reimbursed Expenses

             The Company reimburses Ford Motor Company for certain expenses in connection with the acquisition of Ford’s global customs operations.  The Company expects to pay approximately $534,000 in fees to Ford each month for the reimbursement of expenses incurred by Ford for the use of facilities, the costs of leased employees and the maintenance and expenses related to the acquired technology.

Litigation

             The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company.

6.          Segment Information:

             The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".  The Company has two reportable operating segments: subscription/transaction and services. The subscription/transaction segment generates revenues from subscription, transaction and software license agreements of its Global Trade Management Solutions. The services segment provides implementation, management consulting and training services to the Company’s customers. The Company evaluates its segments' performance based on revenues and gross profit. The Company's unallocated costs include corporate and other costs not allocated to the segments for management's reporting purposes.

             The following table summarizes the Company's two segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues:
Subscription/transaction	$3,012	$9,712	$5,629	$18,186
Services	4,144	4,710	7,806	8,937

Total revenues	7,156	14,422	13,435	27,123

Net loss:
Subscription/transaction	2,635	5,592	4,888	10,384
Services	915	1,529	1,306	2,731

Gross profit	3,550	7,121	6,194	13,115

Unallocated expense	(10,728)	(18,889)	(22,009)	(43,050)
Interest income	113	1,059	214	2,104
Interest expense	(68)	(208)	(142)	(366)

Net loss	$(7,133)	$(10,917)	$(15,743)	$(28,197)

             Under SFAS No. 131, the Company is required to provide enterprise-wide disclosures about revenues by product and services, long-lived assets by geographic area, and revenues from significant customers.

Geographic Information

             The Company sells its product and services through its offices in the United States and through its subsidiaries in the United Kingdom, Canada and Mexico. Information regarding revenues and long-lived assets attributable to the United States and to all foreign countries is stated below. The geographic classification of product and services revenues was based upon the location of the customer. Vastera's product and services revenues were generated in the following geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

United States	$6,620	$11,433	$12,388	$22,922
Europe and Asia	371	1,588	813	1,788
Other international regions	165	1,401	234	2,413

Total revenues	$7,156	$14,422	$13,435	$27,123

             Vastera's tangible long-lived assets were located as follows:

	December 31, 2000	June 30, 2001

United States	$5,694	$6,757
Europe and Asia	489	421
Other international regions	-	36

Total long-lived assets	$6,183	$7,214

Significant Customers

             For the three months ended June 30, 2001, one customer accounted for 37% of total revenues. For the six months ended June 30, 2001, two customers accounted for 36% and 10% of total revenues.  For the three and six months ended June 30, 2000, the Company did not have any customers that accounted for greater than 10% of total revenues.

7.          Stock-based Compensation

             The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for it stock option plan.  Accordingly, the Company has recorded deferred compensation cost of approximately $6.4 million in the last six months of 1999 and approximately $13.4 million in the first nine months of 2000. On March 29, 2001, the Company recorded approximately $465,000 of deferred compensation in connection with the issuance of options to acquire 64,000 shares of its common stock in exchange for the unvested Speedchain stock options it assumed in the related business combination.  These deferred compensation amounts represent the aggregate difference between the exercise price and the fair value for accounting purposes of the underlying shares of common stock at the date of grant. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis over the applicable vesting period.

             Stock-based compensation, which has been separately identified in the accompanying condensed consolidated statement of operations has not been included in costs of revenues, sales and marketing, research and development, and general and administrative expense as indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Cost of subscription/transaction revenues	$11	$52	$21	$107
Cost of services revenues	416	222	780	457
Sales and marketing	1,218	637	2,286	1,309
Research and development	308	154	579	317
General and administrative	1,036	522	1,945	1,073

Total stock-based compensation	$2,989	$1,587	5,611	$3,263

8.          Supplemental Information:

Cash Flow Information

             Cash paid for interest was $135,000, and $202,000 for the six months ended June 30, 2000 and 2001, respectively.

             Noncash activities were as follows (in thousands):

	Six Months Ended June 30,

	2000	2001

Capitalized lease obligations incurred	$1,781	$1,988
Issuance of common stock and stock options in acquisition	-	13,551
Deferred compensation in connection with stock options issued to employees in acquisition	-	465
Assumed liabilities, transaction costs and other, net of assets acquired in acquisition	-	5,166
Dividends and accretion on redeemable convertible preferred stock	5,311	-

Item 2:              Management’s Discussion and Analysis of Financial Condition and Results of Operations

             This Quarterly Report on Form 10-Q contains forward-looking statements.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “plans,” and similar phrases (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.  Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including, but not limited to, the factors set forth in the caption “Risks Relating to Our Business.”  This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified.  Further reference should be made to the Company’s Annual Report on Form 10-K and other reports filed with the SEC.

Overview

             We are a leading provider of web-native software products and services that facilitate international buying and selling of goods by streamlining and optimizing global trade processes. We call these products and services our solutions. Global trade involves the shipment of goods across countries’ borders and the management of this information and business processes required to complete these shipments. In 1992, we introduced EMS-2000, a U.S-centric, DOS-based export management solution. In 1994, we introduced EMS-2000 Version 4, a multi-country, two-tier, Windows-based export management solution. In 1997, we introduced Global Passport, a multi-country, three-tier, client-server based, import/export management solution. In 2000, we introduced TradeSphere, a multi-country, multi-module suite of web-native global trade management solutions and we introduced TradePrism.com, a trade portal that provides an Internet-based delivery mechanism for our global trade management capabilities. Since our inception, we have continued to develop comprehensive solutions with features, functionality and services that allow companies to manage the complexities of global trade.

             We provide our products and services to over 200 clients from our offices in the United States, the United Kingdom, Mexico, and Canada.  Our clients typically acquire a limited number of server and user subscriptions or licenses to implement in a division or department. As they expand implementation of our products globally and to their clients, suppliers and business partners, additional subscriptions or licenses are acquired. We currently market our products and services on a global basis through our direct sales force and other channels, such as strategic alliances and partners. We expect revenues from our international operations to increase as we continue to expand our international sales and services organizations.

             In January 2001 and March 2001, we expanded the global trade management services we provide to Ford Motor Company by assuming responsibility for administering and managing Ford’s global trade operations in Mexico and Canada, respectively. The contractual terms relating to other foreign operations have not been finalized and are subject to negotiation based upon the actual costs. These costs include personnel costs, administrative overhead and information technology processing costs.

             Our agreement with Ford U.S has a minimum term of four years and may continue for a total of ten years.  The guaranteed minimum revenues from the Ford U.S. Imports operations are $11.6 million for 2001, 2002 and 2003 and $6.8 million for 2004.  The agreements with Ford Mexico and Ford Canada also have minimum terms of four years and each may continue for a total of ten years.  On the third anniversary of the agreement with each entity, either party may terminate for any reason after providing the non-terminating party one-year advance notice.  Commencing upon the fourth anniversary of the agreement with each entity, either party may terminate the agreement for any reason upon providing six months advance written notice.  These agreements provide us with a guaranteed, predictable and recurring revenue stream over the next three to four years.  We expect to derive at least $16.5 million in revenues in 2001, 2002, and 2003 from our agreements with Ford U.S., Ford Mexico and Ford Canada.  Our client relationship with Ford will have a significant impact on our total revenues and is expected to account for greater than 10% of revenues for the foreseeable future.  For the three months ended June 30, 2001, Ford accounted for approximately 37% of our total revenues.  For the six months June 30, 2001, Ford and Visteon Corporation accounted for approximately 36% and 10% of our total revenues, respectively.

Speedchain Acquisition

             On March 1, 2001, the Company entered into a definitive agreement (the “Agreement”) to acquire Speed Chain Network, Inc. (“Speedchain”), a development stage company with no revenues since its inception in 1999.  Speedchain is a supply chain event management and global e-logistics solutions provider.  The acquisition was effected on March 29, 2001 through the merger of Speedchain into a wholly owned subsidiary of the Company, Vastera Acquisition Corporation.  The acquisition was accounted for under the purchase method of accounting and the operating results of Speedchain have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

             Under the terms of the Agreement, the Company issued 944,485 shares of common stock in exchange for all of the outstanding preferred stock and common stock  of Speedchain.  The shares of common stock issued by the Company were valued at $14.00 per share, the average of the closing prices for the three days before and after March 1, 2001.  The Company also issued options to acquire approximately 24,000 shares of its common stock in exchange for the vested Speedchain stock options it assumed in the business combination.  The options were valued at approximately $328,000 using the Black-Scholes model, assuming 128% volatility, a risk free interest rate of 6.19%, and an exercise period of three years.  On March 29, 2001, the Company also issued options to acquire approximately 64,000 shares of its common stock in exchange for the unvested Speedchain stock options it assumed in the business combination. Accordingly, the Company recorded $465,000 of deferred compensation that will be amortized on an accelerated basis over the remaining vesting period of these options.

             The Company valued IPR&D projects acquired in the acquisition at $6.9 million, based upon the results of an independent appraisal of the development projects for which technological feasibility has not been established and no alternative future uses exist.  The acquired IPR&D projects are targeted at the supply chain event management and e-logistics market.

             The value of the IPR&D projects identified was determined by estimating the future cash flows from each of the respective projects at the assumed date of commercial feasibility, discounting these net cash flows back to their present value and then applying a percentage of completion to the calculated present value.  The percentage of completion for the projects were determined using milestones representing management’s estimate of effort, value added and degree of difficulty of the portion of the projects completed as of March 29, 2001, as compared to the remaining research and development to be completed to bring the projects to technical feasibility.  Speedchain’s projects started in February 2000 and, as of March 29, 2001, the Company estimated  the projects were 70% complete.

             Development of the technology remains a substantial risk to the Company due to factors including the remaining effort necessary to achieve technical feasibility, rapidly changing customer needs and competitive threats from other companies.  Failure to bring these products to market in a timely manner could adversely affect future sales and profitability of the combined company.  Additionally, the value of the other intangible assets acquired may become impaired.

Source of Revenues and Revenue Recognition Policy

             Our revenues are classified as either subscription/transaction revenues or services revenues. In 2000, we renamed our software products and services as follows:

•	our Global Passport software product is now called TradeSphere;

•	our strategic and operational consulting services are now called Trade Management Consulting; and

•	our managed–services consisting of Global e–Content, TradeSphere and our proprietary methodology and services is now called Managed Services.

             A description of our current revenue classifications follows:

Subscription/Transaction Revenues

             Subscription/transaction revenues consist of subscription–based revenues, transaction–based revenues and perpetual software license revenues.

             Subscription-based Revenues.  Subscription–based revenues are revenues derived from term-license arrangements in which our clients license TradeSphere and TradePrism.com for a contract term and obtain the right to unspecified enhancements on a when-and-if-available basis, ongoing support and content update services, for the term of the arrangement.  Revenues are recognized ratably over the contract term. Subscription arrangements typically range from three to five years.  Payments on subscription arrangements are collected annually, quarterly or monthly.

             Transaction-based Revenues.  Transaction–based revenues are revenues derived from agreements that provide for transaction fees based on a client’s usage of TradeSphere or TradePrism.com software products or on the performance of our managed services solutions. Revenues from the usage of our software products are recognized as transactions occur.  Managed services solutions include the processing of our clients’ custom entries and the classification of our clients’ goods.  Managed services transaction arrangements are often subject to annual minimum transaction thresholds and revenues have been recognized based on the lower of the cumulative actual transactions processed or the pro-rata minimum for the period.  Payments on transaction revenues are typically collected monthly.

             Perpetual Software License Revenues.  Perpetual software license revenues are derived from sales of perpetual software licenses and the related maintenance contracts. Maintenance contracts include the right to unspecified enhancements on a when-and-if available basis, ongoing support and content update services. The content updates provided under maintenance arrangements are significant and frequent and thus the entire arrangement is in substance a subscription. Revenues from perpetual software license sales are recognized ratably over the estimated economic life of the product. The Company has estimated that the life of the product is three years, which is consistent with the historical periods between major upgrades to the functionality and architecture of our products such that we would charge all customers a new fee to migrate to the new version. Revenues from maintenance contracts are recognized ratably over the contract term, typically one year.  Payments on maintenance revenues are typically collected annually in advance, but may also be collected quarterly in advance.

Services Revenues

             Our services revenues consist of TradeSphere services revenues and Trade Management Consulting revenues.

             TradeSphere Services Revenues.  TradeSphere services revenues are derived from implementation and training services. These revenues are provided on either a time-and-materials or on a fixed–price basis and are recognized as the services are performed or on the percentage-of-completion method of accounting.

             Trade Management Consulting Revenues.  Trade Management Consulting revenues are derived from management consulting services. These revenues are provided on either a time-and-materials or on a fixed–price basis and are recognized as the services are performed or on the percentage-of-completion method of accounting.

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

             Cost of subscription/transaction revenues includes royalties owed to third parties for technology products integrated into our software products as well as the cost of salaries and related expenses for our technical support and managed services organizations. We expect the cost of subscription/transaction revenues to continue to increase as we further expand our offerings, build out our managed services trade hubs and integrate other technology products into our product offerings.

             Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting and training services provided to clients, as well as, the cost of third parties contracted to provide either application consulting or implementation services to our clients. The total cost of revenues may fluctuate based on the mix of products and services sold.

             We expect our cost of subscription/transaction revenues to increase as a result of our transaction–based managed services contracts signed with Ford, Visteon and others. In the short term, we expect our gross margins on subscription/transaction revenues to fluctuate as we phase in the global trade management of Ford, as we fully integrate Ford's technology with our technology and as we increase the number of additional customers subscribing to our managed services.

In-process Research and Development

             For the six months ended June 30, 2001, the Company incurred a one-time IPR&D charge of approximately $6.9 million associated with the acquisition of Speedchain.  The Company valued IPR&D acquired in the Speedchain acquisition consummated on March 29, 2001 at approximately $6.9 million based upon the results of an independent appraisal of the development project for which technological feasibility has not been established and no alternative future uses exist.  The acquired IPR&D project is targeted at the supply chain event management and e-logistics market.

Stock-based Compensation

             Stock-based compensation represents the aggregate difference between the exercise price and the fair value for accounting purposes of the underlying common stock at the date of grant. On March 29, 2001, $465,000 of deferred compensation was recorded in connection with the unvested stock options that were assumed in connection with the Speedchain acquisition.  These amounts are included as a component of stockholders' equity and are being amortized on an accelerated basis over the applicable vesting period.

             For the three months ended June 30, 2000 and 2001, we amortized approximately $3.0 million and $1.6 million of deferred compensation, respectively. For the six months ended June 30, 2000 and 2001, we amortized approximately $5.6 million and $3.3 million of deferred compensation, respectively. We expect to amortize deferred compensation of approximately $5.5 million, $2.7 million, $962,000 and $45,000 for the years ended December 31, 2001, 2002, 2003 and 2004, respectively. The amount of stock-based compensation expense to be recorded in future periods could decrease if options are forfeited for which accrued but unvested compensation has been recorded.

Beneficial Conversion

             On February 4, 2000 and February 29, 2000, pursuant to a stock purchase agreement with new and existing investors, we issued approximately 1,569,000 shares of Series E convertible preferred stock for approximately $17.0 million. We recorded a beneficial conversion feature as a dividend of approximately $8.1 million in the first quarter of 2000 to reflect the difference between the underlying conversion price per share of common stock and the estimated fair market value for accounting purposes of the common stock on the date of issuance.

Comparison of the Three Months Ended June 30, 2000 to June 30, 2001

Revenues

             Total revenues.  Total revenues increased 102% from approximately $7.2 million for the three months ended June 30, 2000 to approximately $14.4 million for the three months ended June 30, 2001.

             Subscription/transaction revenues.  Subscription/transaction revenues increased 222% from approximately $3.0 million for the three months ended June 30, 2000 to approximately $9.7 million for the three months ended June 30, 2001. We attribute this increase to continued growth in our managed services client base, further market acceptance of our product offerings and our increased sales and marketing efforts.   Subscription/transaction revenues accounted for 42% of our total revenues for the three months ended June 30, 2000 and 67% for the three months ended June 30, 2001.  We expect subscription/transaction revenues to continue to account for at least two-thirds of our total revenues.

             Services revenues.  Services revenues increased 14% from approximately $4.1 million for the three months ended June 30, 2000 to approximately $4.7 million for the three months ended June 30, 2001. This increase resulted from increases in our client base as well as in our average billing rates. Services revenues accounted for 58% of our total revenues for the three months ended June 30, 2000 and 33% for the three months ended June 30, 2001.  We expect services revenues to continue to account for up to one-third of our total revenues.

Cost of Revenues

             Cost of subscription/transaction revenues.  The cost of subscription/transaction revenues increased from approximately $377,000 for the three months ended June 30, 2000 to approximately $4.1 million for the three months ended June 30, 2001. This increase resulted from our investment in our client support infrastructure and the growth of our managed services client base. The cost of subscription/transaction revenues as a percentage of subscription/transaction revenues was 13% for the three months ended June 30, 2000 and 42% for the three months ended June 30, 2001. This increase as a percentage of subscription/transaction revenues reflected our expansion of our technical support and managed services organization. We expect to realize productivity improvements from our investment in our support infrastructure and our managed services agreements.  As we enter into  large multi-year managed services agreements in new industry verticals or new geographic regions that may require significant investments in the related infrastructure, the costs associated with these managed services agreements may be greater in the initial year than in the latter years as we realize productivity improvements from these infrastructure investments. Accordingly, we expect that our cost of subscription/transaction revenues may fluctuate as a percentage of subscription/transaction revenues on a quarter over quarter basis.

             Cost of services revenues.  The cost of services revenues decreased 1% from approximately $3.23 million for the three months ended June 30, 2000 to approximately $3.18 million for the three months ended June 30, 2001. This decrease resulted from utilizing internal personnel for client implementations instead of third party consultants. The cost of services revenues as a percentage of services revenues was 78% for three months ended June 30, 2000 and 68% for three months ended June 30, 2001. This decrease reflects the productivity improvements that we have made in our implementation and training organizations.   We expect the cost of services revenues to decrease as a percentage of services revenues.

Operating Expenses

             Sales and marketing.  Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, sales training events, public relations, advertising, trade shows and travel expenses related to both promotional events and direct sales efforts. Sales and marketing expenses increased 41% from approximately $3.3 million for three months ended June 30, 2000 to approximately $4.6 million for the three months ended June 30, 2001. This increase resulted from our continued investment in our sales and marketing infrastructure, both domestically and internationally. These investments included significant personnel and related expenses, recruiting fees, travel expenses and related facility and equipment costs. In addition, we increased marketing activities, including trade shows, public relations, direct mail campaigns and other promotional activities during this period. Sales and marketing expenses represented 46% of our total revenues for the three months ended June 30, 2000 and 32% for the three months ended June 30, 2001. We believe that we will need to continue to increase our sales and marketing expenses to expand our market position. As a result, we anticipate that sales and marketing expenses will continue to increase in absolute dollar amounts but decrease as a percentage of total revenues in future years.

             Research and development.  Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers. Research and development expenses increased 36% from approximately $2.8 million for the three months ended June 30, 2000 to approximately $3.8 million for the three months ended June 30, 2001. This increase resulted from an increase in the number of internal and contract software developers and quality assurance personnel needed to support our product development and testing activities. Research and development expenses represented 39% of our total revenues for the three months ended June 30, 2000 and 26% for the three months ended June 30, 2001.  We believe that we must continue to invest in research and development in order to develop new products and services. As a result, we anticipate that research and development expenses will continue to increase in absolute dollar amounts but decrease as a percentage of total revenues.

             General and administrative.  General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. These expenses also include fees for legal, audit and accounting, and other professional services. General and administrative expenses increased 121% from approximately $1.1 million for the three months ended June 30, 2000 to approximately $2.4 million for the three months ended June 30, 2001. This increase resulted from the addition of executive, finance and administrative personnel to support the growth of our business. General and administrative expenses represented 15% of our total revenues for the three months ended June 30, 2000 and 16% for the three months ended June 30, 2001.  We believe our general and administrative expenses will continue to increase in absolute dollar amounts, but decrease as a percentage of total revenues as we expand our administrative staff, domestically and internationally, and incur expenses associated with being a public company. We expect these expenses to include annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and additional legal, accounting and consulting fees.

             Depreciation.  Depreciation expense increased 46% from approximately $539,000 for the three months ended June 30, 2000 to approximately $789,000 for the three months ended June 30, 2001. This increase resulted from the depreciation of fixed assets purchased to build the infrastructure needed to support the growth of our business. Depreciation expense represented 8% of our total revenues for the three months ended June 30, 2000 and 5% for the three months ended June 30, 2001.

             Amortization.  Amortization expense increased approximately $5.7 million from approximately $120,000 for the three months ended June 30, 2000 to approximately $5.8 million for the three months ended June 30, 2001. This increase resulted from the amortization of goodwill and intangible assets from the acquisition of Ford’s global customs operations in July 2000 and the Speedchain acquisition in March 2001. Amortization expense represented 2% of our total revenues for the three months ended June 30, 2000 and 40% for the three months ended June 30, 2001. In the aggregate, amortization for the year ended December 31, 2001 is expected to be approximately $22.7 million.  We expect the adoption of SFAS No. 141 and SFAS No. 142 to result in certain of our intangible assets being subsumed into goodwill and will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002.

             Stock-based compensation.  Stock-based compensation expense decreased from approximately $3.0 million for the three months ended June 30, 2000 to approximately $1.6 million for the three months ended June 30, 2001. Deferred compensation of approximately $6.1 million at June 30, 2001 will be amortized on an accelerated basis over the applicable vesting period.

             Other income (expenses), net.  Other income (expenses), net fluctuates based on our cash balances available for investment, borrowings under our line of credit, interest expense related to our term loans and realized gains and losses on investments. Other income (expenses), net increased from approximately $45,000 for the three months ended June 30, 2000 to approximately $851,000 for the three months ended June 30, 2001. This increase reflects the additional interest expense on the equipment line of credit for three months ended June 30, 2001, offset by the interest income earned on our proceeds from our initial public offering completed in October 2000 currently maintained in short-term investments.

             Income taxes.  No provision for income taxes has been recorded for either the three months ended June 30, 2000 or 2001 due to accumulated net operating losses. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.

Comparison of the Six Months Ended June 30, 2000 to June 30, 2001

Revenues

             Total revenues.  Total revenues increased 102% from approximately $13.4 million for the six months ended June 30, 2000 to approximately $27.1 million for the six months ended June 30, 2001.

             Subscription/transaction revenues.  Subscription/transaction revenues increased 223% from approximately $5.6 million for the six months ended June 30, 2000 to approximately $18.2 million for the six months ended June 30, 2001. We attribute this increase to continued growth in our managed services client base, further market acceptance of our product offerings and our increased sales and marketing efforts.   Subscription/transaction revenues accounted for 42% of our total revenues for the six months ended June 30, 2000 and 67% for the six months ended June 30, 2001.  We expect subscription/transaction revenues to continue to account for at least two-thirds of our total revenues.

             Services revenues.  Services revenues increased 14% from approximately $7.8 million for the six months ended June 30, 2000 to approximately $8.9 million for the six months ended June 30, 2001. This increase resulted from increases in our client base as well as in our average billing rates. Services revenues accounted for 58% of our total revenues for the six months ended June 30, 2000 and 33% for the six months ended June 30, 2001.  We expect services revenues to continue to account for up to one-third of our total revenues.

Cost of Revenues

             Cost of subscription/transaction revenues.  The cost of subscription/transaction revenues increased from approximately $741,000 for the six months ended June 30, 2000 to approximately $7.8 million for the six months ended June 30, 2001. This increase resulted from our investment in our client support infrastructure and the growth of our managed services client base. The cost of subscription/transaction revenues as a percentage of subscription/transaction revenues was 13% for the six months ended June 30, 2000 and 43% for the six months ended June 30, 2001. This increase as a percentage of subscription/transaction revenues reflected our expansion of our technical support and managed services organization. We believe the cost of subscription/transaction revenues will decrease as a percentage of subscription/transaction revenues on a quarter over quarter basis as we expect to realize productivity improvements from our investment in our support infrastructure and our managed services agreements.

             Cost of services revenues.  The cost of services revenues decreased 5% from approximately $6.5 million for the six months ended June 30, 2000 to approximately $6.2 million for the six months ended June 30, 2001. This decrease resulted from utilizing internal personnel for client implementations instead of third party consultants. The cost of services revenues as a percentage of services revenues was 83% for six months ended June 30, 2000 and 69% for six months ended June 30, 2001. This decrease reflects the productivity improvements that we have made in our implementation and training organizations.   We expect the cost of services revenues to decrease as a percentage of services revenues.

Operating Expenses

             Sales and marketing.  Sales and marketing expenses increased 34% from approximately $6.6 million for six months ended June 30, 2000 to approximately $8.9 million for the six months ended June 30, 2001. This increase resulted from our continued investment in our sales and marketing infrastructure, both domestically and internationally. These investments included significant personnel and related expenses, recruiting fees, travel expenses and related facility and equipment costs. In addition, we increased marketing activities, including trade shows, public relations, direct mail campaigns and other promotional activities during this period. Sales and marketing expenses represented 49% of our total revenues for the six months ended June 30, 2000 and 33% for the six months ended June 30, 2001. We believe that we will need to continue to increase our sales and marketing expenses to expand our market position. As a result, we anticipate that sales and marketing expenses will continue to increase in absolute dollar amounts but decrease as a percentage of total revenues in future years.

             Research and development.  Research and development expenses increased 18% from approximately $6.2 million for the six months ended June 30, 2000 to approximately $7.3 million for the six months ended June 30, 2001. This increase resulted from an increase in the number of internal and contract software developers and quality assurance personnel needed to support our product development and testing activities. Research and development expenses represented 46% of our total revenues for the six months ended June 30, 2000 and 27% for the six months ended June 30, 2001.  We believe that we must continue to invest in research and development in order to develop new products and services. As a result, we anticipate that research and development expenses will continue to increase in absolute dollar amounts but decrease as a percentage of total revenues.

             General and administrative.  General and administrative expenses increased 86% from approximately $2.4 million for the six months ended June 30, 2000 to approximately $4.4 million for the six months ended June 30, 2001. This increase resulted from the addition of executive, finance and administrative personnel to support the growth of our business. General and administrative expenses represented 18% of our total revenues for the six months ended June 30, 2000 and 16% for the six months ended June 30, 2001.  We believe our general and administrative expenses will continue to increase in absolute dollar amounts, but decrease as a percentage of total revenues as we expand our administrative staff, domestically and internationally, and incur expenses associated with being a public company. We expect these expenses to include annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and additional legal, accounting and consulting fees.

             Depreciation.  Depreciation expense increased 50% from approximately $1.0 million for the six months ended June 30, 2000 to approximately $1.5 million for the six months ended June 30, 2001. This increase resulted from the depreciation of fixed assets purchased to build the infrastructure needed to support the growth of our business. Depreciation expense represented 7% of our total revenues for the six months ended June 30, 2000 and 6% for the six months ended June 30, 2001.

             Amortization.  Amortization expense increased approximately $10.5 million from approximately $239,000 for the six months ended June 30, 2000 to approximately $10.8 million for the six months ended June 30, 2001. This increase resulted from the amortization of goodwill and intangible assets from the acquisition of Ford’s global customs operations in July 2000 and the Speedchain acquisition in March 2001. Amortization expense represented 2% of our total revenues for the six months ended June 30, 2000 and 40% for the six months ended June 30, 20001.

             Stock-based compensation.  Stock-based compensation expense decreased from approximately $5.6 million for the six months ended June 30, 2000 to approximately $3.3 million for the six months ended June 30, 2001. Deferred compensation of approximately $6.1 million at June 30, 2001 will be amortized on an accelerated basis over the applicable vesting period.

             Other income (expenses), net.  Other income (expenses), net fluctuates based on our cash balances available for investment, borrowings under our line of credit, interest expense related to our term loans and realized gains and losses on investments. Other income (expenses), net increased from approximately $72,000 for the six months ended June 30, 2000 to approximately $1.7 million for the six months ended June 30, 2001. This increase reflects the additional interest expense on the equipment line of credit for six months ended June 30, 2001, offset by the interest income earned on our proceeds from our initial public offering completed in October 2000 currently maintained in short-term investments.

             Income taxes.  No provision for income taxes has been recorded for either the six months ended June 30, 2000 or 2001 due to accumulated net operating losses. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.

Liquidity and Capital Resources

             We had cash and cash equivalents and short-term investments of $78.3 million as of June 30, 2001, a decrease of $12.4 million from December 31, 2000.

             The Company has a secured revolving line of credit and an equipment line of credit with PNC Bank. As of December 31, 2000 and June 30, 2001, the outstanding balance under the equipment line of credit was approximately $2,925,000 and $4,185,000, respectively, and there were no amounts outstanding under the secured revolving line of credit.  The revolving line of credit was scheduled to expire on December 31, 2000 and was extended to April 30, 2001.  In May 2001, the Company renegotiated and amended its secured revolving line of credit and equipment line of credit.  As amended, the Company may now borrow up to $10,000,000 under the revolving line of credit, with a $2,500,000 sub-limit for the issuance of letters of credit.  Advances under the revolving line of credit are limited to the lesser of $10,000,000 or the sum of 80% of eligible accounts receivable, as defined in the loan agreement.  The revolving line of credit bears interest at the greater of the bank’s prime rate or the overnight federal funds rate, (6.75% as of June 30, 2001).  The revolving line of credit matures in May 2002.

             The Company may borrow up to $6,439,649 under the equipment line of credit.  The equipment line of credit bears interest at the bank’s prime rate plus 50 basis points, (7.25% as of June 30, 2001).  The equipment line of credit has two interest-only payment periods. Amounts borrowed until November 15, 2001 are subject to interest-only payments. After this date, the Company is required to make principal and interest payments to repay these borrowings over a period of 30 months. The second interest-only payment period applies to borrowings made from November 16, 2001 to May 15, 2002. After May 15, 2002, the Company is required to make principal and interest payments to repay the borrowings from the second interest-only period over a period of 30 months, and no additional borrowings may occur thereafter.

             The terms of the revolving line of credit and equipment line of credit require the Company to comply with certain financial covenants including, but not limited to, restrictions and limitations on future indebtedness, sale of assets and material changes in the Company’s business.  The financial covenants include a minimum quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.0 to 1.0 for 2001 and 1.5 to 1.0 for 2002 and thereafter.  The most restrictive of the financial covenants is that the Company's negative operating income shall not be in excess of the amounts specified below (in thousands):

As of the quarter ended,	Negative Operating Income

March 31, 2001	$6,500
June 30, 2001	6,500
September 30, 2001	5,000
December 31, 2001	3,500
March 31, 2002	2,500
June 30, 2002	1,000
September 30, 2002	0
Thereafter	0

Negative operating income is defined in the loan agreement as loss from operations plus, to the extent they have been deducted in determining the loss from operations, the sum of non-cash expenses including amortization of goodwill, amortization of intangibles and stock-based compensation expenses, less the sum of non-cash items of income, plus net interest income/expense, as calculated in accordance with generally accepted accounting principles.

             Net cash used in operating activities totaled approximately $14.6 million for the six months ended June 30, 2000 and $14.0 million for the six months ended June 30, 2001.  Net cash flows from operating activities reflect net losses of approximately $15.7 million for the six months ended June 30, 2000 and $28.2 million for the six months ended June 30, 2001, and to a lesser extent, are offset by the non-cash expenses relating to depreciation and amortization, stock-based compensation and provision for allowance for doubtful accounts. In addition, the net cash used in operations increased due to the increase in accounts receivable and a decrease in accrued compensation and deferred revenues.

             Net cash used in investing activities was approximately $5.6 million for the six months ended June 30, 2000 and $1.3 million for the six months ended June 30, 2001.  Our investing activities reflect the additions of property and equipment and purchases of investments. We also anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support expansion of our sales, marketing and research and development activities.

             Net cash provided by (used in) financing activities was approximately $19.7 million for the six months ended June 30, 2000 and $1.5 million for the six months ended June 30, 2001.  The cash provided by financing activities for the six months ended June 30, 2000 reflect the net proceeds from the sale of our redeemable convertible preferred stock.   The cash used in financing activities for the six months ended June 30, 2001 reflect the principal payments on the equipment line of credit offset by the proceeds from the exercise of preferred stock warrants and stock options.

             Amounts borrowed from one lending institution for capital leases are due over 36 to 48-month repayment periods and are collateralized by our software products. As of December 31, 2000 and June 30, 2001, the outstanding balance under this capital lease agreement was approximately $541,000 and $409,000 respectively.

             We expect to pay approximately $2.1 million, $2.0 million, $967,000 and $679,000 on our equipment line of credit and lease agreements in 2001, 2002, 2003 and 2004, respectively. We will fund these commitments through our current cash resources and our future cash flow from operations.

             We intend to continue the investment in the business, particularly in the areas of research and development, sales and marketing. Our future liquidity and capital requirements will depend on numerous factors, including:

•	The costs and timing of expansion of sales and marketing activities;

•	The costs and timing of product development efforts and the success of these development efforts;

•	The extent to which our existing and new products and services gain market acceptance;

•	The level and timing of revenues;

•	The costs involved in maintaining and enforcing intellectual property rights;

•	The timing of market developments; and

•	Available borrowings under line of credit and capital lease arrangements.

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

             The Company reimburses Ford for certain expenses in connection with the acquisition of Ford’s global customs operations.  The Company expects to pay approximately $534,000 in fees to Ford each month for the reimbursement of expenses incurred by Ford for the use of facilities, the costs of leased employees and the maintenance and expenses related to the acquired technology.

Recent Accounting Pronouncements

             In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.  Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles.  Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002.  Management is currently evaluating the impact of these accounting standards.

Risks Relating to Our Business

             In addition to other information in the Form 10-Q, the following risk factors should be carefully considered in evaluating Vastera and its business, because such factors may have a significant impact on Vastera’s business, operating results and financial condition.  If any of the risk factors set forth in this Form 10-Q or in Vastera’s other Securities and Exchange Commission filings actually occur, our business, financial conditions and results of operations could be materially and adversely impacted.  Actual results could differ materially from those projected in any forward-looking statements.

We have a history of losses and expect to incur losses in the future.

             We incurred net losses of approximately $8.3 million in 1998, $10.5 million in 1999, $35.8 million in 2000 and $30.0 million for the six months ended June 30, 2001. Our accumulated deficit as of June 30, 2001 was approximately $153.6 million. We expect to continue to incur losses in the foreseeable future. We believe that the success of our business depends on our ability to significantly increase revenue and to limit our operating expenses. If our revenues fail to grow at anticipated rates or our operating expenses increase without a corresponding increase in our revenues, or we fail to adjust operating expense levels appropriately, we may not be able to achieve and maintain profitability, which would increase the possibility that the value of your investment will decline.

Our inability to provide our managed services successfully to existing and future clients, including Ford with whom we have entered into a significant contract, would substantially reduce our revenues, increase our costs, hurt our reputation in our industry and adversely affect our business.

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

             Furthermore, we have established a contractual relationship with Ford under which we acquired Ford's global customs operations and will provide Ford with our managed services.  Through this relationship, Ford has become our single largest client, generating a significant portion of our revenues. For the three months ended June 30, 2001, we derived approximately 37% our total revenues from Ford. Because the Ford contract is our largest to date, we cannot assure you that we have adequate resources to meet our obligations to Ford.

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

             Our operating results have varied in the past and could fluctuate significantly in the future. We expect that our operating results will continue to vary in the future, based on a number of factors, including:

•	Demand for our products and services;

•	Increases in our operating expenses;

•	Competition in our industry;

•	Economic conditions adversely affecting technology companies in our industry;

•	Variability in the mix of our subscription and transaction revenues and our consulting revenues;

•	Timing of new solution introductions and enhancements to our TradeSphere and TradePrism.com solutions; and

•	Continued business from our existing clients.

          Due to the foregoing factors, our annual or quarterly results of operations may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline.

Our ability to achieve or maintain profitability will be constrained if we do not effectively manage our rapid growth.

             We have significantly increased our employee base to meet increasing demand for our client solutions. The number of our employees has increased by 114 employees from 312 as of December 31, 2000 to 426 as of June 30, 2001. As we expand our operations, we expect to continue to increase the size of our employee base. Our management and operations have been strained by this growth and will continue to be strained by our anticipated growth. To compete effectively and to manage future growth, we must continue to improve our financial and management controls, reporting systems and procedures on a timely basis. We must also expand, train and manage our employee base.  If we are not successful in managing our growth, our ability to achieve or maintain profitability may be harmed.

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

             Historically, we have financed our operations primarily through the sale of our equity securities. As of June 30, 2001, we had cash and cash equivalents of approximately $5.7 million plus short-term investments of approximately $72.6 million and an accumulated deficit of approximately $153.6 million. While we believe that the net proceeds from our initial public offering, combined with current cash resources, will be sufficient to meet our working capital and capital expenditures for at least 12 months, we may need to raise additional debt or equity capital to fund the expansion of our operations, to enhance our products and services, or to acquire or invest in complementary products, services, businesses or technologies. If we raise additional funds through further issuances convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock, including shares of common stock sold in the offering. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available on terms favorable to us, our operations and growth strategy may be adversely affected and the market price for our common stock could decline.

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

             We intend to expand our international operations substantially and enter new international markets, including providing our services to divisions and subsidiaries of Ford operating in foreign countries. This expansion will require significant management attention and financial resources to translate successfully our software products into various languages, to develop compliance expertise relating to international regulatory agencies and to develop direct and indirect international sales and support channels. We face a number of risks associated with conducting our business internationally that could negatively impact our operating results, including:

•	language barriers, conflicting international business practices and other difficulties relating to the management and administration of a global business;

•	longer sales cycles associated with educating foreign clients about the benefits of our products and services;

•	currency fluctuations and exchange rates;

•	multiple and possibly overlapping tax structures and the burdens of complying with a wide variety of foreign laws;

•	the need to consider characteristics unique to technology systems used internationally; and

•	economic or political instability in some international markets.

             We may not succeed in our efforts or we may experience delays in the execution of our plan to enter new international markets, establish, maintain or increase international demand for our solutions or expand our international operations, which may harm our growth strategy and could cause our operating results to suffer.

Our lengthy and variable sales cycle makes it difficult for us to predict when or if sales will occur and, therefore, we may experience an unplanned shortfall in revenues.

             Our products have a lengthy and unpredictable sales cycle that contributes to the uncertainty of our operating results. Clients typically view the purchase of our solutions as a significant and strategic decision. As a result, clients generally evaluate our solutions and determine their impact on existing infrastructure over a lengthy period of time. Our sales cycle has averaged approximately six to nine months for software sales and nine to twelve months for managed services agreements, depending on a particular client's implementation requirements and whether the client is new or is extending an existing implementation. The license of our software products may be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes. We may incur significant selling and marketing expenses during a client's evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or custom demonstration, before the client engages us. Larger clients may purchase our solutions as a part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays. In addition, any prolonged decline in the demand for technology products and services could reduce the market for our solutions, making sales more difficult.  If revenues forecasted from a specific client for a particular quarter are not realized or are delayed to another quarter, we may experience an unplanned shortfall in revenues, which could adversely affect our operating results.

Any loss of our strategic alliances or failure to develop new relationships would reduce our revenues.

             We have established strategic alliances with a number of third parties including Accenture, Commerce One, EXE Technologies, IBM, JD Edwards, Manugistics Group, Inc., Microsoft, Oracle, SAP, Sun Microsystems and Yantra. We depend on these relationships for our worldwide implementation, integration, development and promotion of our solutions. We also expect these relationships to provide us with marketing and sales opportunities. If we are unable to maintain successfully our existing relationships or develop new relationships, our revenues may be reduced.

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

             The foundation of our software solutions and managed services, Global eContent, is a rules-based application that provides comprehensive management of government trade regulations and programs acquired, interpreted, and updated by Vastera’s in-country trade experts. Because of the dynamic and complex nature of Global eContent, we may face product liability claims in connection with our current products and future products. Any provisions in our agreements with our clients designed to limit our exposure to potential product liability claims and any product liability insurance may not be adequate to protect us from such claims under our agreements. A successful product liability claim brought against us could harm our financial condition. Even if unsuccessful, any product liability claim could result in costly litigation and divert management's attention and resources. In addition, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions and injure our reputation.

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

             Under our agreement, we are providing Ford with import and export trade management services in a phased in geographical approach, which started with the United States, and presently includes Mexico and Canada. If we are unable to perform the services provided in the United States, Mexico and Canada in accordance with our mutually agreed upon performance criteria or if Ford experiences business difficulties in other geographical regions, Ford may not or may be unable to incorporate our services into many of its operations in other geographic regions and product lines, which would reduce our future revenue growth. Additionally, in the past Ford may not have complied fully with all of the regulatory requirements established by foreign governments, which may impede our ability to establish and leverage our operations under the Ford agreements in other geographic regions and which in turn would reduce our future revenue growth. Any failure to receive the requisite government approvals in connection with providing Ford managed services would adversely impact our operating results.

We may be unable to protect our proprietary rights adequately, which could result in their unauthorized use by our competitors and have an adverse impact on our revenues.

             Our success depends on our ability to protect our proprietary rights. We rely primarily on:

•	Copyright, trade secret and trademark laws;

•	Confidentiality agreements with employees and third parties; and

•	Protective contractual provisions such as those contained in license agreements with consultants, vendors and clients, although we have not signed such agreements in every case.

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

             We may also rely on patents to protect our proprietary rights in the future. Any patent strategy we attempt to implement may not be successful and could harm our business by disclosing unpatentable trade secrets. The laws that apply to the types of patents we may seek are evolving and are subject to change. We presently have filed provisional patent applications in the United States. These applications may not result in patents or may take longer than we expect to result in patents. We may also decide to not file patent applications in all the countries in which we operate or intend to operate. Our decision to do so may inhibit our ability to protect our proprietary rights in those countries. Even if we are issued patents, we cannot assure you that they will provide us any meaningful protection or competitive advantage. If we try to enforce our patents, third parties may challenge our patents in court or before the United States Patent and Trademark Office. An unfavorable outcome in any such proceeding could require us to cease using the technology or to license rights from prevailing third parties. There can be no assurance that any prevailing party would offer us a license or that we could execute a license on  terms that are commercially acceptable to us. Developing and enforcing our patent protection strategy may increase our operating costs.

We may have to defend against intellectual property infringement claims, which could be expensive and, if we are not successful, could result in substantial monetary liability and disrupt our business.

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

             We may incur substantial expenses in defending against any third–party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability and may disrupt our business.

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

             The market for our products and services is competitive, dynamic and subject to frequent technological changes. The intensity of competition and the pace of change are expected to increase in the future. Our solutions face competition from a number of competitors offering products and services that vary in functionality including:

•	Content aggregators such as Dun & Bradstreet and TradeCompass;

•	International trade logistics providers such as ClearCross, Capstan, Nextlinx and QRS Corporation;

•	Trade consultants such as management consulting firms, law firms and boutique consulting firms; and

•	Outsourcing service providers, such as third-party logistics providers, fourth-party logistics providers and carriers.

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

             In the past we have acquired businesses to expand our operations or market presence and intend to continue our expansion by acquiring or investing in companies, assets or technologies that complement our business and offer opportunities for growth. These transactions involve many risks and challenges that we might not successfully overcome, including:

•	Difficulties in assimilating technologies, products, personnel and operations;

•	Disruption of our ongoing business and diversion of management's attention from other business concerns;

•	Risks of entering markets in which we have no or limited prior experience;

•	Issuances of equity securities that may dilute your ownership interest in our common stock;

•	Cash payments to, or the assumption of debt or other liabilities of, the companies we acquire; and

•	Large write-offs related to goodwill and other intangible assets.

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

             As of August 8, 2001, our officers, directors and affiliated entities, including Ford, together beneficially own approximately 42% of the outstanding shares of our common stock.  In addition, Ford beneficially owns approximately 21% of the outstanding shares of our common stock.  As the single largest stockholder of Vastera, Ford may have significant influence over corporate acts requiring stockholder approval, including a merger or sale of the Company. As long as Ford holds at least 5% of our common stock, it has the right to appoint a non-voting observer to our board of directors.  Accordingly, these stockholders collectively will be able to control all matters requiring stockholder approval and, thereby, our management and affairs. In addition, this concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock. Our officers, directors and affiliated entities, including Ford, may have interests that differ from your interests and their decisions may negatively impact our future success.

Our management has broad discretion over how to use the proceeds of our initial public offering; we may not use the proceeds in ways with which our stockholders agree or that help achieve our growth strategy and our revenues may decline.

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

             Provisions in our certificate of incorporation, in our bylaws and under Delaware law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our certificate of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

•	a staggered board of directors, where stockholders elect only a minority of the board each year;

•	advance notification procedures for matters to be brought before stockholder meetings;

•	a limitation on who may call stockholder meetings; and

•	a prohibition on stockholder action by written consent.

             We are subject to provisions of Delaware law that prohibit us from engaging in any business combination with any "interested stockholder," meaning generally a stockholder who beneficially owns more than 15% of our stock, for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board. This could have the effect of delaying or preventing a change in control. Additionally, in connection with establishing our strategic relationship with Ford, Ford acquired approximately 8,000,000 shares of common stock in us. As of August 8, 2001, Ford beneficially owns 21% of us.  Because of Ford's significant holdings, other companies may be deterred from acquiring us, even if being acquired would be in the best interest of our other stockholders.

Item 3: Qualitative and Quantitative Disclosures About Market Risk

             We develop products in the United States and market our products in North America, and to a lesser extent, Europe, Canada, Mexico and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As a majority of sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We do not expect any material adverse effect on our consolidated financial position, results of operations or cash flows due to movements in any specific foreign currency.

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

             We have a substantial amount of intangible assets.  Although as of June 30, 2001, we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Part II – Other Information

Item 1:              Legal Proceedings

             We are not a party to any material legal proceedings.

Item 2:              Changes in Securities and Use of Proceeds

             We received net offering proceeds from our initial public offering of approximately $86.1 million. We have used approximately $13.8 million of the net proceeds from the initial public offering for general corporate purposes, principally working capital for increased domestic and international sales and marketing expenditures, product development expenditures, expenditures related to the expansion of our consulting services organization and capital expenditures made in the ordinary course of business. The remaining portions of the net proceeds have been invested in cash, cash equivalents and short-term investments. We may also use a portion of the remaining net proceeds to expand internationally and to acquire or invest in additional businesses, products and technologies that we believe will complement our current or future business. We issued 944,485 shares of common stock in the quarter ending March 31, 2001 in connection with our acquisition of Speedchain.

Item 6:              Exhibits and Reports on Form 8-K

The following exhibits are included herein:

             (a)         Exhibits.

             None.

             (b)        Reports on Form 8-K.

             The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Dulles, Virginia on August 14, 2001.

VASTERA, INC.

By:	/s/ Philip J. Balsamo

Philip J. Balsamo
Chief Financial Officer
(Principal Financial and Accounting Officer)