Form 10-Q
period 2001-09-30
VASTERA INC
filed 2001-11-14
CIK 1075056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001

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

Yes       ☒         No        ☐

At November 6, 2001 there were 38,387,051 shares of the registrant's Common Stock, $.01 par value per share, outstanding.

VASTERA, INC.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1:              Financial Statements

VASTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	September 30,
	2000	2001
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,693	$10,537
Short–term investments	70,978	65,094
Accounts receivable, net of allowance for doubtful accounts of $665 and $789, respectively	11,163	11,832
Prepaid expenses and other current assets	1,653	2,337
Total current assets	103,487	89,800
Property and equipment, net	6,183	7,076
Intangible assets, net	75,302	70,422
Deposits and other assets	538	716

Total assets	$185,510	$168,014

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit and capital lease obligations, current	$1,837	$2,237
Accounts payable	2,896	4,735
Accrued expenses	3,422	3,893
Accrued compensation and benefits	3,683	4,191
Deferred revenue, current	10,171	6,203
Total current liabilities	22,009	21,259
Long–term liabilities:
Line of credit and capital lease obligations, net of current portion	1,787	2,052
Deferred revenue, net of current portion	2,704	2,147
Total liabilities	26,500	25,458

Stockholders' equity:
Common stock, $0.01 par value; 100,000 shares authorized; 36,336 and 38,171 shares issued and outstanding as of December 31, 2000 and September 30, 2001, respectively	363	383
Additional paid–in capital	292,887	310,173
Accumulated other comprehensive income	66	201
Deferred compensation	(8,927)	(4,680)
Accumulated deficit	(125,379)	(163,521)

Total stockholders' equity	159,010	142,556

Total liabilities and stockholders' equity	$185,510	$168,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001

Revenues:
Subscription/transaction revenues	$4,327	$11,466	$9,956	$29,652
Services revenues	4,210	5,239	12,016	14,176

Total revenues	8,537	16,705	21,972	43,828

Cost of revenues:
Cost of subscription/transaction revenues	1,657	4,747	2,398	12,549
Cost of services revenues	3,082	3,551	9,582	9,757

Operating expenses:
Sales and marketing	3,400	4,893	10,045	13,805
Research and development	2,975	3,667	9,132	10,958
General and administrative	1,526	2,317	3,883	6,711
Depreciation	594	849	1,594	2,351
Amortization	1,677	5,710	1,916	16,497
In-process research and development	-	-	-	6,901
Stock–based compensation	2,517	1,421	8,128	4,684

Total operating expenses	12,689	18,857	34,698	61,907

Loss from operations	(8,891)	(10,450)	(24,706)	(40,385)
Other income (expense)	(8)	505	64	2,243

Net loss	(8,899)	(9,945)	(24,642)	(38,142)
Dividends and accretion on redeemable convertible preferred stock	(22,176)	-	(35,602)	-

Net loss applicable to common stockholders	$(31,075)	$(9,945)	$(60,244)	$(38,142)

Basic and diluted net loss per common share	$(3.23)	$(0.26)	$(7.94)	$(1.02)

Weighted–average common shares outstanding	9,630	38,060	7,587	37,392

Pro forma basic and diluted net loss per common share	$(0.38)	$(0.26)	$(1.19)	$(1.02)

Pro forma weighted–average common shares outstanding	23,697	38,060	20,702	37,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2000	2001
Cash flows from operating activities:
Net loss	$(24,642)	$(38,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock–based compensation	8,128	4,684
Depreciation and amortization	3,510	18,848
In process research and development	--	6,901
Provision for allowance for doubtful accounts	200	829
Amortization of revenue discount related to Ford contract	26	225
Amortization of revenue discount related to warrants issued to a customer	225	--

Changes in operating assets and liabilities:
Accounts receivable	(7,037)	(1,502)
Prepaid expenses and other current assets	(2,136)	(686)
Deposits and other assets	154	(225)
Accounts payable and accrued expenses	2,695	(1,566)
Accrued compensation and benefits	48	(885)
Deferred revenue	2,039	(4,525)
Net cash used in operating activities	(16,790)	(16,044)

Cash flows from investing activities:
Net sales of short-term investments	762	6,118
Acquisition of property and equipment	(1,889)	(1,061)
Net cash used in investing activities	(1,127)	5,057

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock	16,974	--
Proceeds from the exercise of stock options and preferred stock warrants	3,693	3,317
Principal payments on long–term debt	(728)	(1,466)
Net cash provided by (used in) financing activities	19,939	1,851
Effect of foreign currency exchange rate changes on cash and cash equivalents	(149)	(20)
Net decrease in cash and cash equivalents	1,873	(9,156)
Cash and cash equivalents, beginning of period	961	19,693
Cash and cash equivalents, end of period	$2,834	$10,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Basis of Presentation and Nature of Business:

             The accompanying unaudited condensed consolidated financial statements of Vastera, Inc. and its subsidiaries (“Vastera,” the “Company," "we," or "us") have been prepared on the same basis as audited financial statements and include all adjustments, including all normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001.  All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's (the “SEC”) rules and regulations.  The Company's interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, as filed with the SEC with the Company’s Annual Report on Form 10-K and other reports filed with the SEC.

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

             Subscription–based revenues are derived from term-license arrangements in which our clients license our software products and obtain the right to unspecified enhancements on a when-and-if-available basis and ongoing support and content update services.  Revenues are recognized ratably over the contract term. Terms of subscription arrangements typically range from three to five years.

             Transaction–based revenues are derived from agreements that provide for transaction fees based on a client’s usage of our software products or on the performance of our managed services solutions. Revenues from the usage of our software products are recognized as transactions occur.  Managed services solutions include the processing of our clients’ customs entries and the classification of our clients’ goods.  Managed services transaction arrangements are often subject to annual minimum transaction thresholds and revenues have been recognized based on the lower of the cumulative actual transactions processed or the pro-rata minimum for the period.

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

             As of December 31, 2000 no customer accounted for more than 10% of the Company’s accounts receivable.  As of  September 30, 2001, two customers  accounted for 20% and 13% of the Company’s accounts receivable.  Subsequent to September 30, 2001, the majority of these customers’ accounts receivable were collected.

Unaudited Net Loss Per Common Share

             Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2000 and 2001, options to purchase approximately 6,775,000 and 7,679,000 shares of common stock, respectively, were outstanding; as of September 30, 2000, warrants to purchase approximately 415,000 shares of redeemable convertible preferred stock were outstanding; and as of September 30, 2000, approximately 8,335,000 shares of redeemable convertible preferred stock that were convertible into approximately 13,859,000 shares of common stock were outstanding.  Due to the anti-dilutive nature of the options, warrants and redeemable convertible preferred stock, there is no effect on the calculation of weighted–average shares for diluted earnings per share. As a result, the basic and diluted loss per share amounts are identical.

             Unaudited pro forma loss per common share is computed using the pro forma weighted-average number of common shares outstanding for the period.  Pro forma weighted-average common shares includes the assumed conversion of all outstanding convertible preferred stock into common stock as of the beginning of the period presented, the issuance of 6,900,000 shares of common stock in connection with the Company’s initial public offering, and the exercise of 340,000 warrants to purchase preferred stock executed immediately preceding the initial public offering.

Comprehensive Income

             As of December 31, 2000 and September 30, 2001, accumulated other comprehensive income includes unrealized gains and losses on investments and foreign currency translation adjustments.

Recent Accounting Pronouncements

             In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.  Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles.  Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002.  The Company expects the adoption of SFAS No. 141 and SFAS No. 142 to result in certain of its intangible assets being subsumed into goodwill and will have the impact of eliminating its amortization of goodwill and certain types of intangibles assets commencing January 1, 2002.

             In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made.  This new standard is effective in the first quarter of 2003.  The Company does not believe that SFAS No. 143 will have a material effect on our financial statements.

             In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of.”  SFAS No. 144 is effective in the first quarter of 2002.  The Company does not believe that the SFAS No. 144 will have a material effect on its financial statements.

3.          Acquisition

             On March 29, 2001, we acquired Speed Chain Network, Inc. (“Speedchain”), a development stage company with no revenues since its inception in 1999.  Speedchain was a supply chain event management and global e-logistics solutions provider.  The acquisition was effected through the merger of Speedchain into one of our wholly owned subsidiaries, Vastera Acquisition Corporation.  The acquisition was accounted for under the purchase method of accounting and the operating results of Speedchain have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

             Under the terms of the acquisition agreement, we issued 944,485 shares of common stock in exchange for all of the outstanding preferred stock and common stock of Speedchain.  The shares of common stock issued by us were valued at $14.00 per share, the average of the closing prices for the three days before and after March 1, 2001.  We also issued options to acquire approximately 24,000 shares of our common stock in exchange for the vested Speedchain stock options we assumed in the business combination.  The options were valued at approximately $328,000 using the Black-Scholes model assuming 128% volatility, a risk free interest rate of 6.19%, and an exercise period of three years.  On March 29, 2001, we also issued options to acquire approximately 64,000 shares of our common stock in exchange for the unvested Speedchain stock options we assumed in the business combination. Accordingly, the Company recorded $465,000 of deferred compensation that will be amortized on an accelerated basis over the remaining vesting period of these options.

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

             The purchase price has been allocated on a preliminary basis as follows  (in thousands):

Value
Current assets	$38
Property and equipment	57
Assembled workforce	300
IPR&D	6,901
Goodwill	11,516
$18,812

             The amounts allocated to assembled workforce and goodwill are being amortized on a straight-line method over the estimated useful life of these assets, which are two years and four years, respectively.

             We valued IPR&D projects acquired in the acquisition at approximately $6.9 million, based upon the results of an independent appraisal of the development projects for which technological feasibility has not been established and no alternative future uses exist.  The acquired IPR&D projects are targeted at the supply chain event management and e-logistics market.

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

             The following unaudited pro forma information has been prepared as if the acquisition of Speedchain had occurred as of January 1, 2000, excluding the one-time IPR&D charge of approximately $6.9 million.

	Pro Forma for the Year Ended December 31, 2000	Pro Forma for the Nine Months Ended September 30, 2001
	(Unaudited)	(Unaudited)
Total revenues	$32,970	$43,828
Net loss	(79,540)	(34,068)
Pro forma basic and diluted loss per common share	(3.12)	(0.90)

             The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the periods presented or the future results of the combined operations.

4.          Secured Revolving Line of Credit and Equipment Line of Credit:

             As of December 31, 2000 and September 30, 2001, the outstanding balance under the equipment line of credit was approximately $2,925,000 and $3,850,000, respectively, and there were no amounts outstanding under the secured revolving line of credit.  The revolving line of credit was scheduled to expire on December 31, 2000 and was extended to April 30, 2001.  In May 2001, the Company renegotiated and amended its secured revolving line of credit and equipment line of credit.  As amended, the Company may now borrow up to $10,000,000 under the revolving line of credit, with a $2,500,000 sub-limit for the issuance of letters of credit.  Advances under the revolving line of credit are limited to the lesser of $10,000,000 or the sum of 80% of eligible accounts receivable, as defined in the loan agreement.  The revolving line of credit bears interest at the greater of the bank’s prime rate or the overnight federal funds rate (5.50% as of September 30, 2001).  The revolving line of credit matures in May 2002.

             The Company may borrow up to $6,439,649 under the equipment line of credit.  The equipment line of credit bears interest at the bank’s prime rate plus 50 basis points (6.0% as of September 30, 2001).  The equipment line of credit has two interest–only payment periods. Amounts borrowed until November 15, 2001 are subject to interest–only payments. After this date, the Company is required to make principal and interest payments to repay these borrowings over a period of 30 months. The second interest–only payment period applies to borrowings made from November 16, 2001 to May 15, 2002. After May 15, 2002, the Company is required to make principal and interest payments to repay the borrowings from the second interest–only period over a period of 30 months, and no additional borrowings may occur thereafter.

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

Negative operating income is defined in the loan agreement as loss from operations plus, to the extent they have been deducted in determining the loss from operations, the sum of non-cash expenses including amortization of goodwill, amortization of intangibles, in-process research and development charges and stock-based compensation expenses, less the sum of non-cash items of income, plus net interest income/expense, as calculated in accordance with generally accepted accounting principles.  As of September 30, 2001, the Company was in compliance with the financial covenants.

5.          Commitments and Contingencies:

Reimbursed Expenses

             The Company reimburses Ford Motor Company for certain expenses in connection with the August 2000 acquisition of Ford’s global customs operations.  The Company expects to pay approximately $534,000 in fees to Ford each month for the reimbursement of expenses incurred by Ford for the use of facilities, the costs of leased employees and the maintenance and expenses related to the acquired technology.

Litigation

             The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company.

6.          Segment Information:

             The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".  The Company has two reportable operating segments: subscription/transaction and services. The subscription/transaction segment generates revenues from subscription, transaction and software license agreements of its Global Trade Management Solutions. The services segment provides implementation, management consulting and training services to the Company’s customers. The Company evaluates its segments' performances based on revenues and gross profit. The Company's unallocated costs include corporate and other costs not allocated to the segments for management's reporting purposes.

             The following table summarizes the Company's two segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Subscription/transaction	$4,327	$11,466	$9,956	$29,652
Services	4,210	5,239	12,016	14,176
Total revenues	8,537	16,705	21,972	43,828

Net loss:
Subscription/transaction	2,670	6,719	7,558	17,103
Services	1,128	1,688	2,434	4,419
Gross profit	3,798	8,407	9,992	21,522
Unallocated expense	(12,689)	(18,857)	(34,698)	(61,907)
Interest income	89	709	317	2,813
Interest expense	(97)	(204)	(253)	(570)
Net loss	$(8,899)	$(9,945)	$(24,642)	$(38,142)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
United States	$8,114	$11,398	$20,502	$34,321
Europe and Asia	423	2,731	1,470	4,519
Other international regions	--	2,576	--	4,988
Total revenues	$8,537	$16,705	$21,972	$43,828

             Vastera's tangible long-lived assets were located as follows:

	December 31, 2000	September 30, 2001
United States	$5,694	$6,413
Europe and Asia	489	460
Other international regions	-	203

Total long-lived assets	$6,183	$7,076

Significant Customers

             For the three months ended September 30, 2001, two customers accounted for 31% and 15% of total revenues, respectively. For the nine months ended September 30, 2001, one customer accounted for 34% of total revenues.  For the three months ended September 30, 2000, two customers accounted for 17% and 13% of total revenues, respectively.  For the nine months ended September 30, 2000, one customer accounted for 10% of total revenues.

7.          Stock-based Compensation

             The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for it stock option plan.  Accordingly, the Company has recorded deferred compensation cost of approximately $6.4 million in the last six months of 1999 and approximately $13.4 million in the first nine months of 2000. On March 29, 2001, the Company also recorded approximately $465,000 of deferred compensation in connection with the issuance of options to acquire 64,000 shares of its common stock in exchange for the unvested Speedchain stock options it assumed in the related business combination.  These deferred compensation amounts represent the aggregate difference between the exercise price and the fair value for accounting purposes of the underlying shares of common stock at the date of grant. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis over the applicable vesting period.  Stock-based compensation, which has been separately identified in the accompanying condensed consolidated statement of operations, has not been included in costs of revenues, sales and marketing, research and development, and general and administrative expense as indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of subscription/transaction revenues	$247	$47	$268	$154
Cost of services revenues	328	199	1,108	656
Sales and marketing	989	570	3,275	1,879
Research and development	213	138	792	455
General and administrative	740	467	2,685	1,540
Total stock-based compensation	$2,517	$1,421	8,128	$4,684

8.          Supplemental Information:

Cash Flow Information

             Cash paid for interest was $243,000, and $327,000 for the nine months ended September 30, 2000 and 2001, respectively.

             Noncash activities were as follows (in thousands):

	Nine Months Ended September 30,
	2000	2001

Capitalized lease obligations incurred	$1,899	$2,131
Issuance of common stock and stock options in acquisitions	79,200	13,551
Deferred compensation in connection with stock options issued to employees in acquisition	-	465
Assumed liabilities, transaction costs and other, net of assets acquired in acquisition	855	5,166
Dividends and accretion on redeemable convertible preferred stock	35,602	-

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

Overview

             We are a leading provider of web-native software products and services that facilitate international buying and selling of goods by streamlining and optimizing global trade processes. We call these products and services our solutions. Global trade involves the cross-border shipment of goods and the management of the information and business processes required to complete these shipments. In 1992, we introduced EMS-2000, a U.S.-centric, DOS-based export management solution. In 1994, we introduced EMS-2000 Version 4, a multi-country, two-tier, Windows-based export management solution. In 1997, we introduced Global Passport, a multi-country, three-tier, client-server based, import/export management solution. In 2000, we introduced TradeSphere, a multi-country, multi-module suite of web-native global trade management solutions and we introduced TradePrism.com, a trade portal that provides an Internet-based delivery mechanism for our global trade management capabilities. Since our inception, we have continued to develop comprehensive solutions with features, functionality and services that allow companies to manage the complexities of global trade.

             We provide our products and services to over 200 clients from our offices in the United States, the United Kingdom, Mexico, and Canada.  Our clients typically acquire a limited number of server and user subscriptions or licenses to implement in a division or department. As they expand implementation of our products globally and to their clients, suppliers and business partners, our clients acquire additional subscriptions or licenses. We currently market our products and services on a global basis through our direct sales force and other channels, such as strategic alliances and partners. We expect revenues from our international operations to increase as we continue to expand our international sales and services organizations.

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

             Our agreement with Ford U.S. has a minimum term of four years and may continue for a total of ten years.  The guaranteed minimum revenues from the Ford U.S. Imports operations are $11.6 million for 2001, 2002 and 2003 and $6.8 million for 2004.  The agreements with Ford Mexico and Ford Canada also have minimum terms of four years and each may continue for a total of ten years.  On the third anniversary of the agreement with each entity, either party may terminate for any reason after providing the non-terminating party one-year advance notice.  Commencing upon the fourth anniversary of the agreement with each entity, either party may terminate the agreement for any reason upon providing six months advance written notice.  These agreements provide us with a guaranteed and recurring revenue stream over the next three to four years.  We expect to derive at least $16.5 million in revenues in 2001, 2002, and 2003 from our agreements with Ford U.S., Ford Mexico and Ford Canada.  Our client relationship with Ford will have a significant impact on our total revenues and is expected to account for greater than 10% of revenues for the foreseeable future.  For the three months ended September 30, 2001, Ford accounted for approximately 31% of our total revenues.  For the nine months ended September 30, 2001, Ford accounted for approximately 34% of our total revenues.  For the three months ended September 30, 2001, Vectant, Inc. accounted for approximately 15% of our total revenues.

Speedchain Acquisition

             On March 29, 2001, we acquired Speed Chain Network, Inc. (“Speedchain”), a development stage company with no revenues since its inception in 1999.  Speedchain is a supply chain event management and global e-logistics solutions provider.  The acquisition was effected through the merger of Speedchain into one of our wholly owned subsidiaries, Vastera Acquisition Corporation.  The acquisition was accounted for under the purchase method of accounting and the operating results of Speedchain have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

             Under the terms of the acquisition agreement, we issued 944,485 shares of common stock in exchange for all of the outstanding preferred stock and common stock of Speedchain.  The shares of common stock issued by us were valued at $14.00 per share, the average of the closing prices for the three days before and after March 1, 2001.  We also issued options to acquire approximately 24,000 shares of our common stock in exchange for the vested Speedchain stock options we assumed in the business combination.  The options were valued at approximately $328,000 using the Black-Scholes model, assuming 128% volatility, a risk free interest rate of 6.19%, and an exercise period of three years.  On March 29, 2001, we also issued options to acquire approximately 64,000 shares of our common stock in exchange for the unvested Speedchain stock options we assumed in the business combination. Accordingly, we recorded $465,000 of deferred compensation that will be amortized on an accelerated basis over the remaining vesting period of these options.

             We valued IPR&D projects acquired in the acquisition at approximately $6.9 million, based upon the results of an independent appraisal of the development projects for which technological feasibility has not been established and no alternative future uses exist.  The acquired IPR&D projects are targeted at the supply chain event management and e-logistics market.

             The value of the IPR&D projects identified was determined by estimating the future cash flows from each of the respective projects at the assumed date of commercial feasibility, discounting these net cash flows back to their present value and then applying a percentage of completion to the calculated present value.  The percentage of completion for the projects were determined using milestones representing management’s estimate of effort, value added and degree of difficulty of the portion of the projects completed as of March 29, 2001, as compared to the remaining research and development to be completed to bring the projects to technical feasibility.  Speedchain’s projects started in February 2000 and, as of March 29, 2001, we estimated the projects were 70% complete.

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

             Subscription-based Revenues.  Subscription–based revenues are derived from term-license arrangements in which our clients license TradeSphere and TradePrism.com for a contract term and obtain the right to unspecified enhancements on a when-and-if-available basis, ongoing support and content update services, for the term of the arrangement.  Revenues are recognized ratably over the contract term. Terms of subscription arrangements typically range from three to five years.  Payments on subscription arrangements are collected annually, quarterly or monthly.

             Transaction-based Revenues.  Transaction–based revenues are derived from agreements that provide for transaction fees based on a client’s usage of TradeSphere or TradePrism.com software products or on the performance of our managed services solutions. Revenues are recognized from the usage of our software products as transactions occur.  Managed services solutions include the processing of our clients’ custom entries and the classification of our clients’ goods.  Managed services transaction arrangements are often subject to annual minimum transaction thresholds and revenues have been recognized based on the lower of the cumulative actual transactions processed or the pro-rata minimum for the period.  Payments on transaction revenues are typically collected monthly.

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

Deferred Revenues

             Deferred revenues include amounts billed to clients for whom revenues have not been recognized and generally result from billed, but deferred subscription/transaction revenues and deferred services not yet rendered. Deferred revenues will be recognized on a monthly basis over the remaining economic life of the product or when the services are performed. As we continue to increase our subscription and transaction-based revenues relative to our perpetual licenses, we expect our deferred revenues to fluctuate because  subscription and transaction-based customers are billed and pay ratably (monthly or quarterly). We do not consider deferred revenue to be a good indicator of future revenues.

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

In-process Research and Development

             For the nine months ended September 30, 2001, the Company incurred a one-time IPR&D charge of approximately $6.9 million associated with the acquisition of Speedchain.  The Company valued IPR&D acquired in the Speedchain acquisition consummated on March 29, 2001 at approximately $6.9 million based upon the results of an independent appraisal of the development project for which technological feasibility has not been established and no alternative future uses exist.  The acquired IPR&D project is targeted at the supply chain event management and e-logistics market.

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

             For the three months ended September 30, 2000 and 2001, we amortized approximately $2.5 million and $1.4 million of deferred compensation, respectively. For the nine months ended September 30, 2000 and 2001, we amortized approximately $8.1 million and $4.7 million of deferred compensation, respectively. We expect to amortize deferred compensation of approximately $5.7 million, $2.6 million, $926,000 and $45,000 for the years ended December 31, 2001, 2002, 2003 and 2004, respectively. The amount of stock-based compensation expense to be recorded in future periods could decrease if options are forfeited for which accrued but unvested compensation has been recorded.

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

Comparison of the Three Months Ended September 30, 2000 to September 30, 2001

Revenues

             Total revenues.  Total revenues increased 96% from approximately $8.5 million for the three months ended September 30, 2000 to approximately $16.7 million for the three months ended September 30, 2001.

             Subscription/transaction revenues.  Subscription/transaction revenues increased 165% from approximately $4.3 million for the three months ended September 30, 2000 to approximately $11.5 million for the three months ended September 30, 2001. We attribute this increase to continued growth in our managed services client base, further market acceptance of our product offerings and our increased sales and marketing efforts.   Subscription/transaction revenues accounted for 51% of our total revenues for the three months ended September 30, 2000 and 69% for the three months ended September 30, 2001.  We expect subscription/transaction revenues to continue to account for at least two-thirds of our total revenues.

             Services revenues.  Services revenues increased 24% from approximately $4.2 million for the three months ended September 30, 2000 to approximately $5.2 million for the three months ended September 30, 2001. This increase resulted from increases in our client base as well as in our average billing rates. Services revenues accounted for 49% of our total revenues for the three months ended September 30, 2000 and 31% for the three months ended September 30, 2001.  We expect services revenues to continue to account for up to one-third of our total revenues.

Cost of Revenues

Cost of subscription/transaction revenues.  The cost of subscription/transaction revenues increased from approximately $1.7 million for the three months ended September 30, 2000 to approximately $4.7 million for the three months ended September 30, 2001. This increase resulted from our investment in our client support infrastructure and the growth of our managed services client base. The cost of subscription/transaction revenues as a percentage of subscription/transaction revenues was 38% for the three months ended September 30, 2000 and 41% for the three months ended September 30, 2001. This increase as a percentage of subscription/transaction revenues reflected our expansion of our technical support and managed services organization. We expect to realize productivity improvements from our investment in our support infrastructure and the leveraging of personnel in the performance of our managed services agreements.  As we enter into large multi-year managed services agreements in new industry verticals or new geographic regions that may require significant investments in the related infrastructure, the costs associated with these managed services agreements may be greater in the initial year than in the latter years as we realize productivity improvements from these infrastructure investments. Accordingly, we expect that our cost of subscription/transaction revenues may fluctuate as a percentage of subscription/transaction revenues on a quarter over quarter basis.

             Cost of services revenues.  The cost of services revenues increased 15% from approximately $3.1 million for the three months ended September 30, 2000 to approximately $3.6 million for the three months ended September 30, 2001. This increase resulted from utilizing third party consultants for client implementations. The cost of services revenues as a percentage of services revenues was 73% for three months ended September 30, 2000 and 68% for three months ended September 30, 2001. This decrease reflects the productivity improvements that we have made in our implementation and training organizations.   We expect the cost of services revenues as a percentage of services revenues to be between 65% to 70% on an annual basis, but this percentage could fluctuate outside this range in any given quarter.

Operating Expenses

             Sales and marketing.  Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, sales training events, public relations, advertising, trade shows and travel expenses related to both promotional events and direct sales efforts. Sales and marketing expenses increased 44% from approximately $3.4 million for three months ended September 30, 2000 to approximately $4.9 million for the three months ended September 30, 2001. This increase resulted from our continued investment in our sales and marketing infrastructure, both domestically and internationally. These investments included significant personnel and related expenses, recruiting fees, travel expenses and related facility and equipment costs. In addition, we increased marketing activities, including trade shows, public relations, direct mail campaigns and other promotional activities during this period. Sales and marketing expenses represented 40% of our total revenues for the three months ended September 30, 2000 and 29% for the three months ended September 30, 2001. We believe that we will need to continue to increase our sales and marketing expenses to expand our market position. As a result, we anticipate that sales and marketing expenses will continue to increase in absolute dollar amounts but decrease as a percentage of total revenues in future years.

             Research and development.  Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers. Research and development expenses increased 23% from approximately $3.0 million for the three months ended September 30, 2000 to approximately $3.7 million for the three months ended September 30, 2001. This increase resulted from an increase in the number of internal and contract software developers and quality assurance personnel needed to support our product development and testing activities. Research and development expenses represented 35% of our total revenues for the three months ended September 30, 2000 and 22% for the three months ended September 30, 2001.  We believe that we must continue to invest in research and development in order to develop new products and services. As a result, we anticipate that research and development expenses will continue to increase in absolute dollar amounts but decrease as a percentage of total revenues.

             General and administrative.  General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. These expenses also include fees for legal, audit and accounting, and other professional services. General and administrative expenses increased 52% from approximately $1.5 million for the three months ended September 30, 2000 to approximately $2.3 million for the three months ended September 30, 2001. This increase resulted from the addition of executive, finance and administrative personnel to support the growth of our business. General and administrative expenses represented 18% of our total revenues for the three months ended September 30, 2000 and 14% for the three months ended September 30, 2001.  We believe our general and administrative expenses will continue to increase in absolute dollar amounts, but decrease as a percentage of total revenues as we expand our administrative staff, domestically and internationally, and incur expenses associated with being a public company. We expect these expenses to include annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and additional legal, accounting and consulting fees.

             Depreciation.  Depreciation expense increased 43% from approximately $594,000 for the three months ended September 30, 2000 to approximately $849,000 for the three months ended September 30, 2001. This increase resulted from the depreciation of fixed assets purchased to build the infrastructure needed to support the growth of our business. Depreciation expense represented 7% of our total revenues for the three months ended September 30, 2000 and 5% for the three months ended September 30, 2001.

             Amortization.  Amortization expense increased approximately $4.0 million from approximately $1.7 million for the three months ended September 30, 2000 to approximately $5.7 million for the three months ended September 30, 2001. This increase resulted from the amortization of goodwill and intangible assets from the acquisition of Ford’s global customs operations in July 2000 and the Speedchain acquisition in March 2001. Amortization expense represented 20% of our total revenues for the three months ended September 30, 2000 and 34% for the three months ended September 30, 2001. In the aggregate, amortization for the year ended December 31, 2001 is expected to be approximately $22.2 million.  We expect the adoption of SFAS No. 141 and SFAS No. 142 to result in certain of our intangible assets being subsumed into goodwill and will have the impact of eliminating our amortization of goodwill and certain types of intangibles assets commencing January 1, 2002.

             Stock-based compensation.  Stock-based compensation expense decreased from approximately $2.5 million for the three months ended September 30, 2000 to approximately $1.4 million for the three months ended September 30, 2001. Deferred compensation of approximately $4.7 million at September 30, 2001 will be amortized on an accelerated basis over the applicable vesting period.

             Other income (expenses), net.  Other income (expenses), net fluctuates based on our cash balances available for investment, borrowings under our line of credit, interest expense related to our term loans and realized gains and losses on investments. Other income (expenses), net increased from approximately $(8,000) for the three months ended September 30, 2000 to approximately $505,000 for the three months ended September 30, 2001. This increase reflects the additional interest expense on the equipment line of credit for three months ended September 30, 2001, offset by the interest income earned on our proceeds from our initial public offering completed in October 2000 currently maintained in short-term investments.

             Income taxes.  No provision for income taxes has been recorded for either the three months ended September 30, 2000 or 2001 due to accumulated net operating losses. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.

Comparison of the Nine Months Ended September 30, 2000 to September 30, 2001

Revenues

             Total revenues.  Total revenues increased 99% from approximately $21.9 million for the nine months ended September 30, 2000 to approximately $43.8 million for the nine months ended September 30, 2001.

             Subscription/transaction revenues.  Subscription/transaction revenues increased 198% from approximately $9.9 million for the nine months ended September 30, 2000 to approximately $29.7 million for the nine months ended September 30, 2001. We attribute this increase to continued growth in our managed services client base, further market acceptance of our product offerings and our increased sales and marketing efforts.   Subscription/transaction revenues accounted for 45% of our total revenues for the nine months ended September 30, 2000 and 68% for the nine months ended September 30, 2001.  We expect subscription/transaction revenues to continue to account for at least two-thirds of our total revenues.

             Services revenues.  Services revenues increased 18% from approximately $12.0 million for the nine months ended September 30, 2000 to approximately $14.2 million for the nine months ended September 30, 2001. This increase resulted from increases in our client base as well as in our average billing rates. Services revenues accounted for 55% of our total revenues for the nine months ended September 30, 2000 and 32% for the nine months ended September 30, 2001.  We expect services revenues to continue to account for up to one-third of our total revenues.

Cost of Revenues

             Cost of subscription/transaction revenues.  The cost of subscription/transaction revenues increased from approximately $2.4 million for the nine months ended September 30, 2000 to approximately $12.5 million for the nine months ended September 30, 2001. This increase resulted from our investment in our client support infrastructure and the growth of our managed services client base. The cost of subscription/transaction revenues as a percentage of subscription/transaction revenues was 24% for the nine months ended September 30, 2000 and 42% for the nine months ended September 30, 2001. This increase as a percentage of subscription/transaction revenues reflected our expansion of our technical support and managed services organization. We expect to realize productivity improvements from our investment in our support infrastructure and the leveraging of personnel in the performance of our managed services agreements.  As we enter into large multi-year managed services agreements in new industry verticals or new geographic regions that may require significant investments in the related infrastructure, the costs associated with these managed services agreements may be greater in the initial year than in the latter years as we realize productivity improvements from these infrastructure investments. Accordingly, we expect that our cost of subscription/transaction revenues may fluctuate as a percentage of subscription/transaction revenues on a quarter over quarter basis.

             Cost of services revenues.  The cost of services revenues increased 2% from approximately $9.6 million for the nine months ended September 30, 2000 to approximately $9.8 million for the nine months ended September 30, 2001. This increase resulted from utilizing third party consultants for client implementations. The cost of services revenues as a percentage of services revenues was 80% for nine months ended September 30, 2000 and 69% for nine months ended September 30, 2001. This decrease reflects the productivity improvements that we have made in our implementation and training organizations.   We expect the cost of services revenues as a percentage of services revenues to be between 65% to 70% on an annual basis, but this percentage could fluctuate outside this range in any given quarter.

Operating Expenses

             Sales and marketing.  Sales and marketing expenses increased 37% from approximately $10.0 million for the nine months ended September 30, 2000 to approximately $13.8 million for the nine months ended September 30, 2001. This increase resulted from our continued investment in our sales and marketing infrastructure, both domestically and internationally. These investments included significant personnel and related expenses, recruiting fees, travel expenses and related facility and equipment costs. In addition, we increased marketing activities, including trade shows, public relations, direct mail campaigns and other promotional activities during this period. Sales and marketing expenses represented 46% of our total revenues for the nine months ended September 30, 2000 and 31% for the nine months ended September 30, 2001. We believe that we will need to continue to increase our sales and marketing expenses to expand our market position. As a result, we anticipate that sales and marketing expenses will continue to increase in absolute dollar amounts but decrease as a percentage of total revenues in future years.

             Research and development.  Research and development expenses increased 20% from approximately $9.1 million for the nine months ended September 30, 2000 to approximately $11.0 million for the nine months ended September 30, 2001. This increase resulted from an increase in the number of internal and contract software developers and quality assurance personnel needed to support our product development and testing activities. Research and development expenses represented 42% of our total revenues for the nine months ended September 30, 2000 and 25% for the nine months ended September 30, 2001.  We believe that we must continue to invest in research and development in order to develop new products and services. As a result, we anticipate that research and development expenses will continue to increase in absolute dollar amounts but decrease as a percentage of total revenues.

             General and administrative.  General and administrative expenses increased 73% from approximately $3.9 million for the nine months ended September 30, 2000 to approximately $6.7 million for the nine months ended September 30, 2001. This increase resulted from the addition of executive, finance and administrative personnel to support the growth of our business. General and administrative expenses represented 18% of our total revenues for the nine months ended September 30, 2000 and 15% for the nine months ended September 30, 2001.  We believe our general and administrative expenses will continue to increase in absolute dollar amounts, but decrease as a percentage of total revenues as we expand our administrative staff, domestically and internationally, and incur expenses associated with being a public company. We expect these expenses to include annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and additional legal, accounting and consulting fees.

             Depreciation.  Depreciation expense increased 47% from approximately $1.6 million for the nine months ended September 30, 2000 to approximately $2.4 million for the nine months ended September 30, 2001. This increase resulted from the depreciation of fixed assets purchased to build the infrastructure needed to support the growth of our business. Depreciation expense represented 7% of our total revenues for the nine months ended September 30, 2000 and 5% for the nine months ended September 30, 2001.

             Amortization.  Amortization expense increased approximately $14.6 million from approximately $1.9 million for the nine months ended September 30, 2000 to approximately $16.5 million for the nine months ended September 30, 2001. This increase resulted from the amortization of goodwill and intangible assets from the acquisition of Ford’s global customs operations in July 2000 and the Speedchain acquisition in March 2001. Amortization expense represented 9% of our total revenues for the nine months ended September 30, 2000 and 38% for the nine months ended September 30, 2001.

             Stock-based compensation.  Stock-based compensation expense decreased from approximately $8.1 million for the nine months ended September 30, 2000 to approximately $4.7 million for the nine months ended September 30, 2001. Deferred compensation of approximately $4.7 million at September 30, 2001 will be amortized on an accelerated basis over the applicable vesting period.

             Other income (expenses), net.  Other income (expenses), net fluctuates based on our cash balances available for investment, borrowings under our line of credit, interest expense related to our term loans and realized gains and losses on investments. Other income (expenses), net increased from approximately $64,000 for the nine months ended September 30, 2000 to approximately $2.2 million for the nine months ended September 30, 2001. This increase reflects the additional interest expense on the equipment line of credit for nine months ended September 30, 2001, offset by the interest income earned on our proceeds from our initial public offering completed in October 2000 currently maintained in short-term investments.

             Income taxes.  No provision for income taxes has been recorded for either the nine months ended September 30, 2000 or 2001 due to accumulated net operating losses. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.

Liquidity and Capital Resources

             We had cash, cash equivalents and short-term investments of $75.6 million as of September 30, 2001, a decrease of $15.0 million from December 31, 2000.

             The Company has a secured revolving line of credit and an equipment line of credit with PNC Bank. As of December 31, 2000 and September 30, 2001, the outstanding balance under the equipment line of credit was approximately $2,925,000 and $3,850,000, respectively, and there were no amounts outstanding under the secured revolving line of credit.  The revolving line of credit was scheduled to expire on December 31, 2000 and was extended to April 30, 2001.  In May 2001, the Company renegotiated and amended its secured revolving line of credit and equipment line of credit.  As amended, the Company may now borrow up to $10,000,000 under the revolving line of credit, with a $2,500,000 sub-limit for the issuance of letters of credit.  Advances under the revolving line of credit are limited to the lesser of $10,000,000 or the sum of 80% of eligible accounts receivable, as defined in the loan agreement.  The revolving line of credit bears interest at the greater of the bank’s prime rate or the overnight federal funds rate (5.5% as of September 30, 2001).  The revolving line of credit matures in May 2002.

             The Company may borrow up to $6,439,649 under the equipment line of credit.  The equipment line of credit bears interest at the bank’s prime rate plus 50 basis points (6.0% as of September 30, 2001).  The equipment line of credit has two interest-only payment periods. Amounts borrowed until November 15, 2001 are subject to interest-only payments. After this date, the Company is required to make principal and interest payments to repay these borrowings over a period of 30 months. The second interest-only payment period applies to borrowings made from November 16, 2001 to May 15, 2002. After May 15, 2002, the Company is required to make principal and interest payments to repay the borrowings from the second interest-only period over a period of 30 months, and no additional borrowings may occur thereafter.

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

Negative operating income is defined in the loan agreement as loss from operations plus, to the extent they have been deducted in determining the loss from operations, the sum of non-cash expenses including amortization of goodwill, amortization of intangibles and stock-based compensation expenses, less the sum of non-cash items of income, plus net interest income/expense, as calculated in accordance with generally accepted accounting principles.  As of September 30, 2001, the Company was in compliance with the financial covenants.

             Net cash used in operating activities totaled approximately $16.0 million for the nine months ended September 30, 2000 and $15.6 million for the nine months ended September 30, 2001.  Net cash flows from operating activities reflect net losses of approximately $24.6 million for the nine months ended September 30, 2000 and $38.1 million for the nine months ended September 30, 2001, and to a lesser extent, are offset by the non-cash expenses relating to depreciation and amortization, stock-based compensation and provision for allowance for doubtful accounts. In addition, the net cash used in operations increased due to the increase in accounts receivable and a decrease in accrued compensation and deferred revenues.

             Net cash provided by (used in) investing activities was approximately ($1.1) million for the nine months ended September 30, 2000 and $5.1 million for the nine months ended September 30, 2001.  Our investing activities reflect the additions of property and equipment and sales of investments. We also anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support expansion of our sales, marketing and research and development activities.

             Net cash provided by financing activities was approximately $19.9 million for the nine months ended September 30, 2000 and $1.9 million for the nine months ended September 30, 2001.  The cash provided by financing activities for the nine months ended September 30, 2000 reflect the net proceeds from the sale of our redeemable convertible preferred stock.   The cash used in financing activities for the nine months ended September 30, 2001 reflect the principal payments on the equipment line of credit offset by the proceeds from the exercise of preferred stock warrants and stock options.

             Amounts borrowed from one lending institution for capital leases are due over 36 to 48-month repayment periods and are collateralized by our software products. As of December 31, 2000 and September 30, 2001, the outstanding balance under this capital lease agreement was approximately $541,000 and $439,000, respectively.

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

Recent Accounting Pronouncements

             In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.  Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles.  Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002.  The Company expects the adoption of SFAS No. 141 and SFAS No. 142 to result in certain of its intangible assets being subsumed into goodwill and will have the impact of eliminating its amortization of goodwill and certain types of intangibles assets commencing January 1, 2002.

             In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made.  This new standard is effective in the first quarter of 2003.  The Company does not believe that SFAS No. 143 will have a material effect on our financial statements.

             In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of.”  SFAS No. 144 is effective in the first quarter of 2002.  The Company does not believe that the SFAS No. 144 will have a material effect on its financial statements.

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

             We incurred net losses of approximately $8.3 million in 1998, $10.5 million in 1999, $35.8 million in 2000 and $38.1 million for the nine months ended September 30, 2001. Our accumulated deficit as of September 30, 2001 was approximately $163.5 million. We expect to continue to incur net losses in the foreseeable future. We believe that the success of our business depends on our ability to significantly increase revenue and to limit our operating expenses. If our revenues fail to grow at anticipated rates or our operating expenses increase without a corresponding increase in our revenues, or we fail to adjust operating expense levels appropriately, we may not be able to achieve and maintain profitability, which would increase the possibility that the value of your investment will decline.

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

             Furthermore, we have established a contractual relationship with Ford under which we acquired Ford's global customs operations and will provide Ford with our managed services.  Through this relationship, Ford has become our single largest client, generating a significant portion of our revenues. For the three and nine months ended September 30, 2001, we derived approximately 31% and 34% of our total revenues from Ford, respectively. Because the Ford contract is our largest to date, we cannot assure you that we have adequate resources to meet our obligations to Ford.  Any inability to perform under our agreement with Ford or other agreements with existing and future clients would significantly reduce our revenues, increase our costs, hurt our reputation in our industry and adversely affect our business.

The market for our recently developed web-native solutions is newly emerging and dependent on the growth of the Internet, and if the Internet does not grow as fast or is not as effective as we anticipate, clients may not use our products and our revenues may decline.

             The market for our web-native solutions is newly emerging and we cannot be certain that this market will continue to develop and grow or that companies will choose to use our solutions rather than attempt to develop alternative platforms and applications internally or through other means. The anticipated growth of the global trade market may depend on the growth of the Internet. Increased use of the Internet largely depends upon available Internet security, bandwidth and reliability. If use of the Internet by businesses does not increase as fast and is not as effective as we currently anticipate, the market for our web-native solutions may not grow as we expect and our revenues would be adversely affected.

Any restriction on our ability to access a foreign country's rules and regulations that are incorporated into our global trade content, Global eContent, cost effectively and legally or any failure to update our Global eContent timely to include changes in such rules and regulations, may compromise the effectiveness of our solutions and adversely impact our revenues.

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

             We have significantly increased our employee base to meet increasing demand for our client solutions. The number of our employees has increased by 146employees from 312 as of December 31, 2000 to 458 as of September 30, 2001. As we expand our operations, we expect to continue to increase the size of our employee base. Our management and operations have been strained by this growth and will continue to be strained by our anticipated growth. To compete effectively and to manage future growth, we must continue to improve our financial and management controls, reporting systems and procedures on a timely basis. We must also expand, train and manage our employee base.  If we are not successful in managing our growth, our ability to achieve or maintain profitability may be harmed.

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

             Historically, we have financed our operations primarily through the sale of our equity securities. As of September 30, 2001, we had cash and cash equivalents of approximately $10.5 million plus short-term investments of approximately $65.1 million and an accumulated deficit of approximately $163.5 million. While we believe that the net proceeds from our initial public offering, combined with current cash resources, will be sufficient to meet our working capital and capital expenditures for at least 12 months, we may need to raise additional debt or equity capital to fund the expansion of our operations, to enhance our products and services, or to acquire or invest in complementary products, services, businesses or technologies. If we raise additional funds through further issuances of convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock, including shares of common stock sold in our initial public offering. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available on terms favorable to us, our operations and growth strategy may be adversely affected and the market price for our common stock could decline.

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

             We may face unanticipated operating costs because of the current uncertainty surrounding potential government regulation of the Internet and e-commerce. We believe that we are not currently subject to direct regulation of online commerce, other than regulations applicable to businesses generally. However, the Internet has rapidly emerged as a commerce medium and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations may be introduced and court decisions reached that affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. As an Internet company, it is unclear in which jurisdictions we are actually conducting business. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines or penalties and could result in our inability to enforce contracts in that jurisdiction. Even if we were able to ascertain correctly in which jurisdictions we conduct business, many of these jurisdictions have yet to determine the application of their existing laws to web-based global trade or develop laws that apply to such trade. Complying with new regulation would increase our operating costs.

We may be unable to expand the import and export trade management services provided to Ford into other geographic regions and other product lines in the manner anticipated.

             Under our agreement, we are providing Ford with import and export trade management services in a phased in geographical approach, which started with the United States, and presently includes Mexico and Canada. If we are unable to perform the services provided in the United States, Mexico and Canada in accordance with our mutually agreed upon performance criteria or if Ford experiences business difficulties in other geographical regions, Ford may be unable to incorporate our services into many of its operations in other geographic regions and product lines, which would reduce our future revenue growth. Additionally, in the past Ford may not have complied fully with all of the regulatory requirements established by foreign governments, which may impede our ability to establish and leverage our operations under the Ford agreements in other geographic regions and which in turn would reduce our future revenue growth. Any failure to receive the requisite government approvals in connection with providing Ford managed services would adversely impact our operating results.

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

             We may also rely on patents to protect our proprietary rights in the future. Any patent strategy we attempt to implement may not be successful and could harm our business by disclosing unpatentable trade secrets. The laws that apply to the types of patents we may seek are evolving and are subject to change. We presently have filed provisional patent applications in the United States. These applications may not result in patents or may take longer than we expect to result in patents. We may also decide to not file patent applications in all the countries in which we operate or intend to operate. Our decision to do so may inhibit our ability to protect our proprietary rights in those countries. Even if we are issued patents, we cannot assure you that they will provide us any meaningful protection or competitive advantage. If we try to enforce our patents, third parties may challenge our patents in court or before the U.S. Patent and Trademark Office. An unfavorable outcome in any such proceeding could require us to cease using the technology or to license rights from prevailing third parties. There can be no assurance that any prevailing party would offer us a license or that we could execute a license on terms that are commercially acceptable to us. Developing and enforcing our patent protection strategy may increase our operating costs.

We may have to defend against intellectual property infringement claims, which could be expensive, and if we are not successful, could result in substantial monetary liability and disrupt our business.

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

             As of November 6, 2001, our officers, directors and affiliated entities, including Ford, together beneficially own approximately 34%of the outstanding shares of our common stock.  In addition, Ford beneficially owns approximately 21% of the outstanding shares of our common stock.  As the single largest stockholder of Vastera, Ford may have significant influence over corporate acts requiring stockholder approval, including a merger or sale of the Company. As long as Ford holds at least 5% of our common stock, it has the right to appoint a non-voting observer to our board of directors.  Accordingly, these stockholders collectively will be able to control all matters requiring stockholder approval and, thereby, our management and affairs. In addition, this concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock. Our officers, directors and affiliated entities, including Ford, may have interests that differ from your interests and their decisions may negatively impact our future success.

Our management has broad discretion over how to use the proceeds of our initial public offering; we may not use the proceeds in ways with which our stockholders agree or that help achieve our growth strategy and our revenues may decline.

             The net proceeds from our initial public offering were $86.1 million, at an offering price of $14.00 per share and after deducting the underwriting discount and offering expenses.  Our management has broad discretion as to how to apply the net proceeds of this offering.   We have used the net proceeds from the initial public offering for general corporate purposes, principally working capital for increased domestic and international sales and marketing expenditures, product development expenditures, expenditures related to the expansion of our consulting services organization and capital expenditures made in the ordinary course of business. The remaining portions of the net proceeds have been invested in cash equivalents and short-term investments.  If we fail to use these proceeds effectively, we may not achieve our growth strategy and our revenues may decline.

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

             We are subject to provisions of Delaware law that prohibit us from engaging in any business combination with any "interested stockholder," meaning generally a stockholder who beneficially owns more than 15% of our stock, for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board. This could have the effect of delaying or preventing a change in control. Additionally, in connection with establishing our strategic relationship with Ford, Ford acquired approximately 8,000,000 shares of common stock in us. As of November 6, 2001, Ford beneficially owns 21% of us.  Because of Ford's significant holdings, other companies may be deterred from acquiring us, even if being acquired would be in the best interest of our other stockholders.

The recent terrorist acts have negatively impacted the U.S. economy and may make it more difficult to implement our growth strategy and to forecast future results of operations.

             The terrorist acts of September 11, 2001 have negatively impacted an already decelerating U.S. economy and caused many U.S. businesses to stop spending on new products and services and to cut costs.  Accordingly, it may be more difficult to market our solutions to new clients and to derive additional revenues from our existing clients.  The unpredictability of future military action and other responses associated with a global war on terrorism has resulted in economic uncertainty that will negatively impact consumer as well as business confidence in the near term.  This economic uncertainty may make it more difficult to implement our growth strategy and negatively impact our revenues in the future.  We also may have more difficulty forecasting our future results of operations.

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

             We have a substantial amount of intangible assets.  Although as of September 30, 2001, we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Part II – Other Information

Item 1:              Legal Proceedings

             We are not a party to any material legal proceedings.

Item 2:              Changes in Securities and Use of Proceeds

             We received net offering proceeds from our initial public offering of approximately $86.1 million. We have used approximately $19.5 million of the net proceeds from the initial public offering for general corporate purposes, principally working capital for increased domestic and international sales and marketing expenditures, product development expenditures, expenditures related to the expansion of our consulting services organization and capital expenditures made in the ordinary course of business. The remaining portions of the net proceeds have been invested in cash, cash equivalents and short-term investments. We may also use a portion of the remaining net proceeds to expand internationally and to acquire or invest in additional businesses, products and technologies that we believe will complement our current or future business. We issued 944,485 shares of common stock in the quarter ending March 31, 2001 in connection with our acquisition of Speedchain.  In issuing these shares to the Speedchain shareholders, we relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder for exemptions from the registration requirements of the Securities Act.  All of the Speedchain shareholders who received shares of our common stock were accredited investors.

Item 6:              Exhibits and Reports on Form 8-K

The following exhibits are included herein:

             (a)         Exhibits.

             None.

             (b)        Reports on Form 8-K.

             The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Dulles, Virginia on November 14, 2001.

VASTERA, INC.

By:	/s/ Philip J. Balsamo
Philip J. Balsamo
Chief Financial Officer
(Principal Financial and Accounting Officer)