Form 10-K
period 2001-12-31
VASTERA INC
filed 2002-03-11
CIK 1075056

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2001
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File Number 000-31589

VASTERA, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	54-1616513 (I.R.S. Employer Identification Number)
45025 AVIATION DRIVE DULLES, VIRGINIA (Address of Principal Executive Offices)	20166-7554 (Zip Code)

(703) 661-9006
(Telephone Number of Principal Executive Offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.01 par value per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of February 20, 2002, there were 39,485,453 shares of the Registrant's common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant (based on the closing price for the common stock on the Nasdaq National Market on February 20, 2002) was approximately $551,612,000.

DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive proxy statement to be filed in conjunction with the Registrant's 2002 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2001.

VASTERA, INC.
FISCAL YEAR 2001 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

Cautionary Statement

        You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. We urge you to review and consider carefully the various disclosures made by us in this Report and in our other reports filed with the SEC, including our subsequent reports on Form 10-Q and 8-K.

        The section entitled "Risk Factors" set forth below, and similar sections in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC.

        This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which include, but are not limited to, statements concerning projected revenues, expenses, cost of revenues, operating income and net income, results of the future application of new accounting rules, market acceptance of our solutions, the competitive nature of and anticipated growth in our markets, our need for additional capital, and the success of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect management's belief and certain assumptions made by us based upon information available to us at the time of this Report. Words such as "anticipates," "expects," "intends," "plans, "believes," "seeks," "estimates," "may," "will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Report, are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results could, therefore, differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including those set forth in "Risk Factors" below. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.    BUSINESS

Overview

        We are a leading provider of software products and services that facilitate the international buying and selling of goods by streamlining and optimizing global trade operations. We call these products and services our solutions. Global trade involves the shipment of goods between countries and the management of information and business processes required to complete shipments. Global trade is regulated by dynamic, country-specific rules and involves a complex network of trade participants, namely exporters, forwarders, carriers, brokers, importers, financial institutions and customs and regulatory agencies.

        Vastera has four major solutions offerings for Global Trade Management.

  •
  Global Content;

  •
  TradeSphere Solutions;

  •
  Trade Management Consulting; and

  •
  Managed Services.

        Our major solutions offerings are described below.

        Global Content is a rules-based application that provides comprehensive management of trade regulations and programs. This extensive base of electronic content serves as the information repository for our entire suite of Global Trade Management solutions.

        TradeSphere Solutions is a suite of modular, web-native, integrated global trade solutions that help manage critical trade processes, from exporter to importer and provides visibility into shipment and carrier performance. These solutions are built on a collaborative platform that enables faster, more cost-effective implementation and integration with software applications. Together or individually, these solutions automate global trade operations, enabling companies to get goods to market faster and more efficiently. TradeSphere Services serves as an additional component to TradeSphere Solutions, offering implementation and technology consulting, help-line support and training.

        Trade Management Consulting is our value-added consulting services offering that leverages our extensive global trade expertise and our proprietary methodology. Our consulting services range from opportunity and compliance assessments to implementation of detailed strategic analyses designed to enable clients to improve global trade practices.

        Managed Services is our combination of our trade expertise, content and technology that helps our clients maximize profits from international transactions. Clients can rely on Vastera for the experts, training, process implementation and technology needed for successful global trade. Vastera offers services to manage all or a portion of our clients' global trade operations, ranging from specific global trade functions to providing a complete managed service.

        We believe the dynamics of global trade present both compelling opportunities and challenges for companies participating in the global marketplace. Global trade is complex and resource-intensive and has largely remained a manual and inefficient process. Our solutions enable clients to address these difficulties and inefficiencies in order to capitalize on the large, highly fragmented and rapidly growing opportunity that international markets present.

        We provide comprehensive trade content covering countries that accounted for approximately $4.1 trillion of all global trade in 1999. We serve an international client base of over 400 companies, including Alcatel, Dell, Ford, GE Industrial, Lucent, Microsoft, Fontera, Nike, Nortel, Seagate, Sony and Vectant. Our clients currently utilize our solutions to ship to over 120 countries worldwide.

        On July 14, 2000, we entered into an agreement with Ford to acquire its global customs operations including a number of its employees. We also entered into a services agreement that provides for us to administer, automate and manage Ford's global trade operations in the United States for a minimum of four years. In January 2001 and March 2001, we expanded our global trade management services provided to Ford by assuming responsibility for administering and managing Ford's global trade operations in Mexico and Canada, respectively. These agreements provide us with a guaranteed, predictable and recurring revenue stream from Ford over the next three to four years. We expect to derive at least $16.2 million in revenues in 2002 and 2003 from our agreements with Ford U.S., Ford Mexico and Ford Canada. In August 2001, we entered into a five-year agreement with Lucent Technologies to manage Lucent's U.S.-based global trade operations. We anticipate that the first three years of this agreement will generate approximately $25 million in revenues.

Recent Events

        On January 3, 2002, Vastera, Inc. entered into a definitive agreement to acquire Prisma Tecnologia Coputacional, S.A. de C.V., ("Prisma") for approximately $4.75 million. Prisma is a provider of Global Trade Management solutions in Mexico. The Company consummated this transaction on February 1, 2002 and paid $2.45 million in cash and issued approximately 150,000 shares of it common stock, valued at approximately $2.3 million.

        On February 12, 2002, Vastera, Inc. acquired Imanet, an Ontario corporation for approximately $2.25 million. Imanet is a provider of Global Trade Management solutions in Canada. The Company paid $850,000 in cash and issued approximately 90,000 shares of its common stock valued at approximately $1.4 million.

Industry Background

        The impact of multilateral trade agreements, the expansion of the modern supply chain and competitive pressures are accelerating the pace of business globalization. The volume of global trade has increased significantly over the last several decades and has reached an unprecedented level in terms of both the number and size of transactions. The World Trade Organization reported that world trade increased from $4.1 trillion in 1980 to nearly $11.0 trillion in 1998. The U.S. Customs Service predicts that U.S. imports alone will rise from more than $1 trillion in 1999 to approximately $2 trillion by 2005. Stephens Inc. predicts the e-logistics arena, which includes global trade management, will increase from $390 billion in 2001 to more than $1 trillion in 2005. In December 2001, Penn State University's Center for Supply Chain Research published a report projecting the managed services market to reach $27 billion in 2002. Because of the continued globalization of business, we believe the resources and expertise necessary to manage global trade will increase significantly.

Difficulties of Global Trade

        Complex Network.    The modern global marketplace is a fast-paced, complex trade network. Global trade involves an extended and geographically dispersed network of exporters, forwarders, carriers, brokers, importers, financial institutions and customs and regulatory agencies. These participants must be coordinated to manage the flow of goods, information and currency while satisfying extensive country- specific trade requirements. These complex processes include classifying goods and screening orders, applying for required licenses, generating and submitting extensive documentation, managing and minimizing country-specific tariffs and duties, and tracking and tracing shipments across the entire global trade network. Furthermore, trade requirements are unique for every country—often poorly documented and constantly changing and difficult to interpret.

        Compliance Burden.    The burden of responsibility for regulatory compliance and documentation weighs heavily on all members of the global trade network. For example, the U.S. Customs Service audits companies importing goods into the U.S. These audits take an average of 15 months to complete and require an average of 1,900 audit hours. Companies face a variety of possible penalties and negative consequences for violating international trade regulations, including fines, loss of import/export privileges and adverse publicity. Accordingly, companies must maintain an appropriate global trade compliance program to understand who is buying their products and the end use of their products.

Inefficiencies of Global Trade

        Inadequate Infrastructure and Procedures.    Intense global competition causes businesses to collaborate effectively with members of their global trade network and to manage efficiently and optimize effectively the international trade process. For example, companies are finding it necessary to collaborate with trading partners to take advantage of preferential trade programs such as those promulgated under the North American Free Trade Agreement, or NAFTA. In addition, companies are maintaining excess inventory because their clients demand heightened predictability and timely delivery, including real-time tracking of shipments. Benchmarking Partners estimates that up to 25% of a company's international inventory is maintained as surplus stock due primarily to the inefficiencies of global trade. Historically, businesses have lacked the technology and procedures necessary to capitalize fully on the growth opportunities presented by globalization. For example, Forrester Research estimates that approximately 46% of Internet-based orders to the U.S. from international clients go unfilled because companies lack the procedures for international fulfillment.

        Resource-Intensive.    The resource demands for global trade management are extensive, and existing trade compliance procedures, which are largely manual and paper-based, tend to be highly inefficient and error-prone. While trade agreements such as NAFTA and the European Free Trade Agreement have lowered duties and taxes, they have increased significantly the associated record-

keeping requirements. Many companies engaging in global trade find it cost prohibitive to maintain large in-house staffs to address these requirements. As a result, these companies may outsource their trade compliance and documentation processes to third-party logistics firms or forwarders/brokers.

Market Opportunity

        We believe companies seeking to realize the benefits of Global Trade Management require solutions that address the following concerns:

        Lack of centralized, comprehensive and current global trade content.    A central, comprehensive, up-to-date library of global trade content is difficult to create and maintain. As such, there exists no central source for this information. Consequently, many multi-national companies resort to purchasing niche trade solutions that cover only a limited number of countries or engage consulting organizations specializing in selected countries to improve their global trade practices. Given these deficiencies, we believe that companies are unable to optimize decision-making based on access to dynamic centralized global trade information.

        Limited capabilities of currently available solutions.    In addition to lacking comprehensive global trade content, currently available solutions lack the capabilities required to manage global trade processes effectively. For example, these solutions may address only limited global trade functions, such as export document generation or import duty calculation. Furthermore, these solutions may address the requirements of only one or a few of the participants within the global trade network. Finally, many of these solutions lack the technical architecture to operate over the Internet and do not provide the visibility to information necessary to facilitate collaboration among global trade participants.

        Limited focus on global trade management.    Global trade practices within traditional consulting firms dedicate limited resources to the needs of their clients across the entire global trade network. Companies offering global trade consulting services typically focus on only one part of the process, such as logistics or trade regulations, or on only a limited number of industries.

        Need for comprehensive managed services.    Recently, an increasing number of company executives in multiple sectors of global commerce have been indicating to us a desire to have their global trade management issues solved as a comprehensive managed service. The resources required to manage global trade effectively are extensive and include global trade expertise, software solutions and related information technology infrastructure and personnel to implement these solutions. Companies frequently seek comprehensive solutions from third parties to satisfy their global trade management needs because of the high costs and resource demands associated with maintaining an in-house global trade department.

Our Solutions

        We believe that we offer comprehensive solutions for global trade processes that address all of these needs. The fundamental elements of our solutions include:

        Centralized, comprehensive and current global trade content.    Our extensive and actively managed information database of country-specific trade requirements is the core of our solutions for global trade processes. We leverage our unique global trade expertise and a sophisticated rules-based engine to deliver accurate, comprehensive, up-to-date global trade information to our clients.

        Sophisticated, web-native solutions.    Our solutions enable clients to automate and optimize information management procedures across their entire global trade network. In addition, our solutions address the requirements of multiple members of a client's extended global trade network and enable an efficient exchange of goods and information among all of these participants, through a collaborative platform.

        Industry and country-specific global trade expertise.    Our trade professionals analyze and address the global trade practices and opportunities of our clients. Our consulting services help companies effectively enter new geographic markets, better serve existing markets and address areas of compliance risk. As part of our consulting offerings, we design, recommend and implement process improvements for our clients.

        Comprehensive managed services.    Our managed service offering utilizes our content, our software and our trade expertise to enable our clients to rely on us to manage their day-to-day global trade operations. We are delivering services that range from providing operational management for a single global trade process to managing a client's worldwide trade operation. We believe that our managed services can result in significant improvement in the efficiency and effectiveness of our clients' existing global trade operations with little or no up-front investment.

        Our global trade management solutions provide our clients with the following benefits:

        Infrastructure to pursue global growth opportunities.    Our global trade solutions leverage our global trade expertise and web-native functionality to simplify many of the complexities associated with global trade management. Because our web-native solutions are flexible and modular, our clients can select specific components, or engines, to address their particular global trade needs. They may also choose to rely on us to manage all or parts of their global trade network. We believe that our solutions improve the speed of the movement of goods globally and the accuracy of trade information by automating the exchange of data among each participant in the global trade network, resulting in enhanced revenue opportunities, increased operational efficiencies and reductions in the costs of global sourcing. Because our solutions automate these processes, our clients can focus on their core competencies and compete more effectively in the global marketplace. We believe that our solutions also increase client service through on-time delivery of goods and ability to quote clients a total purchase cost for the goods at order time, including duties, taxes and fees. Our clients can also reduce accounts receivable collection times through improved compliance with letters of credit and reduced shipment delays.

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

        Improved collaboration through enhanced technology.    Our software solutions provide a platform for clients to exchange information over the Internet with members of their global trade network. Our Internet architecture includes XML technology that enables our clients to exchange information with their trade partners, regardless of differing information technology infrastructures, systems or software. Our web-native solutions are flexible and user-friendly, which we believe will facilitate their acceptance among the global trade participants. Our solutions are also scalable in that they are capable of satisfying the needs of a business as the business continues to grow. This improved collaboration enables our clients to move goods more effectively globally and strategically manage information required in their global trade process.

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

Strategy

        We seek to be the leading provider of solutions for the global trade information management. The key elements of our strategy include:

        Promote multiple delivery models for our solutions.    We intend to leverage our web-native delivery model for our software solutions to expand our client base and increase our revenues. We intend to capitalize on a growing demand for managed services by hiring additional personnel with global trade expertise and further developing our software capabilities. We intend to target Fortune 500 and Global 2000 clients for these services and offer our solutions through subscription-based arrangements, transaction- based arrangements or perpetual software licenses.

        Target vertical industries and market segments.    We plan to continue developing various elements of our solutions to address the specific needs of various vertical industries such as automotive, technology, retail, aerospace and defense, industrial, chemical/pharmaceutical, and trade participants such as carriers and forwarders. For example, we intend to promote our relationship with Ford and Lucent to expand our penetration into the automotive industry and high-tech industry, respectively. We also intend to provide pre-configured solutions that are competitively priced, quickly deployed and easily managed for mid-market to small companies. In addition to in-house product development, we intend to supplement these initiatives by evaluating opportunities for acquisitions and strategic investments.

        Expand our global presence.    We intend to continue expanding our global presence to enhance our competitive position worldwide and our ability to serve and support our clients. We anticipate expanding our sales, marketing and services presence in strategically important geographic markets. Although we will initially be providing Ford with global trade managed services in the United States, we expect to expand the coverage of services to Ford's operations in other geographic regions. In addition, we intend to utilize our strategic alliances and foster our relationships with leaders within specific vertical markets that participate in international trade. We also intend to evaluate opportunities for acquisitions and investments that can accelerate our global expansion.

        Expand our global trade content and enhance our software solutions.    We intend to continue to develop software solutions with features, capabilities and functionality that allow companies of all sizes to manage the complexities of global trade. Because access to reliable, country-specific trade requirements is essential to companies engaging in global trade, we intend to fortify our trade content by continuing to hire top global trade experts worldwide. We intend to leverage the intellectual property and trade expertise received from our relationship with Ford into our content database, thereby permitting us to expand our content and software solutions.

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

Products and Services

        Our comprehensive solutions for Global Trade Management consist of the following elements: our library of trade regulations and requirements, called Global Content, our software solution, called TradeSphere, our management consulting services, called Trade Management Consulting, and our managed services offering, called Managed Services. Clients can select elements of each product and service to address their specific issues and opportunities. This flexibility offers our clients a unique solution to automate and to increase the efficiency of their global trade processes.

Global Content

        Global Content is a rules-based application that provides comprehensive management of trade regulations and programs. This extensive base of electronic content serves as the repository for our entire suite of Global Trade Management solutions. Because of the global trade expertise and specialization required to acquire, interpret and update country-specific trade regulations, we employ a full-time content team dedicated exclusively to tracking and managing trade regulations and trade content and preferential programs. This team consists of former government compliance officials, international trade lawyers, licensed customs brokers, in-country data experts, industry consultants and individuals with previous responsibility for managing import and export functions within commercial and government sector. These experts also design intelligence around the data that is leveraged by our web-native solutions.

        Vastera offers various levels of content for over 200 countries to its clients, from comprehensive content automation to document automation to the content necessary to calculate landed costs. Periodic regulatory and policy changes require that our solutions be updated on a regular basis to keep current with the latest country-specific trade regulations. To meet this need, daily updates and postings are made through TradePrism.com, our global trade exchange, and Vastera*Net, our private client exchange, from which updates and changes can be electronically applied. Information provided in our Global Content includes: trade data, government denied party lists, regulation updates and notices, trade committee meeting information, requests for public comment on regulatory issues, and final rulings on proposed regulation

TradeSphere Solutions

TradeSphere

        TradeSphere is a set of software applications that streamline and automate the information exchanges required to move goods across international borders. TradeSphere components facilitate specific global trade functions, strategically manage the information required to trade globally and enhance the efficient exchange of information and goods among extended members of a client's global trade network. TradeSphere is flexible, modular and highly scalable and supports multiple languages including Dutch, French, German, Spanish, Portuguese, Chinese Simplified, Chinese Traditional, Japanese, U.K. English, Italian and U.S. English. Components of TradeSphere include restricted party screening and boycott/embargo screening, landed cost calculation, shipment documentation, event management, sourcing optimization, carrier management and tariff management. Clients may use our TradeSphere components on either a subscription or transaction fee basis. We also offer these components as a hosted solution.

        The following table summarizes the key functions that we currently offer through TradeSphere. We also continue to develop additional TradeSphere applications to meet the growing needs of extended members of the global trade network.

Export Management
TradeSphere Exporter	•	Integrates with order-fulfillment systems to automate domestic and global transactions;
	•	Performs check and calculations on orders and shipments;
	•	Ensures compliance with international trade laws;

	•	Files export information electronically with government agencies;
	•	Identifies and applies for export licenses; and
	•	Manages letter of credit details for compliance.
Import Management
TradeSphere Importer	•	Integrates with order-fulfillment systems to automate domestic and global transactions;
	•	Performs checks and calculations on pre-entries and commercial invoices;
	•	Ensures compliance with international trade laws and preferential programs;
	•	Reduces overall costs associated with duties, taxes, documentation and handling;
	•	Files import information electronically with government agencies; and
	•	Measures broker performance.
TradeSphere Broker	•	Allows customs brokers and importers who are self-filers to interface with customs via ABI (Automated Broker Interface); and
	•	Simplifies and expedites the process of clearing goods through customs.
Supply Chain Event Manager
Event Manager	•	Monitors the latest status of an order, item or shipment;
	•	Notifies, via email, alerts to potential supply problems;
	•	Simulates and creates a "what-if" scenario to evaluate alternate forwarders;
	•	Controls and leverages heuristics that dynamically reschedule an internal delivery plan; and
	•	Measures and tracks the trends associated with global trade operations.
Global e-Logistics
Logistics Manager	•	Manages the international logistics information needed to execute the physical movement of goods across borders. Key areas are:
— Contract Management;
— Carrier Booking;
— Claims Management;
— Activity Based Costing; and
— Invoice Reconciliation.

Execution Modules
Restricted Party Screening	•	Performs compliance checks per transaction for partners, products and countries against government maintained lists; and
	•	Places holds on transactions where restricted parties are identified.
Landed Cost	•	Calculates total landed costs including duties, taxes and fees; and
	•	Optimizes supply-sourcing decisions.
Document Director	•	Produces the required documents for international shipments;
	•	Tracks the status and flow of documents; and
	•	Determines delivery method for each document.
Finance	•	Performs checks against letter of credit and shipment information to ensure equivalence;
	•	Exchanges information with the issuing bank to apply for or amend a letter of credit; and
	•	Verification of purchase orders to invoices.
HS Lookup	•	Provides assistance for classifying products; and
	•	Provides word search capabilities.
Duty Management	•	Maintains a reference of current duty rates, tariff codes and FTZ (free trade zone) information; and
	•	Manages duty drawback, binding rulings and preferential programs.
Collaboration
Collaborative Platform	•	Provides the technical platform required to collect and share data among the global trade community and integrate solutions more quickly.

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

        Post-Implementation Support.    Client support specialists are available on a daily basis and tend to develop ongoing relationships with our clients to better understand their needs. To facilitate troubleshooting, we maintain dial-in access to the client's production environment. We also give clients opportunities to provide feedback on our solutions through meetings of our Client Council, which is comprised of eight to 12 of our key clients, and our annual user conference, which is open to our full client base. Our clients also have access to continuing education classes that feature industry-related topics.

TradePrism.com

        TradePrism.com is our premier online source of global trade compliance. It is a global trade exchange that combines compliance and awareness with easy to use tools to optimize global trade operations including, Global Content, Restricted Party Screening, Landed Cost and HS Lookup.

Trade Management Consulting

        Our management consulting services, called Trade Management Consulting, leverage our extensive global trade expertise and our proprietary analytical methodology. Our Trade Management Consulting services range from assessments to design to implementation. Each consulting engagement is based on focused objectives and deliverables that are specifically tailored to our clients' needs. The size and length of a management consulting engagement depends on the scope of work and the size and complexity of the client.

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

        Our Trade Management Consulting services are divided into the following areas:

        Global Trade Strategy—Development and Management.    These services include an analysis of business objectives and strategy resulting in recommendation for optimization in specific areas of global trade to meet overall strategic goals.

        Global Trade Operations Business Process Assessment and Design.    These services include an analysis of global trade operations focusing on business processes and compliance using our SmartMap™ tool resulting in recommendations for process improvement, design and implementation and deployment throughout the organization.

        Global Trade Execution-Implementation.    These services include the implementation of redesigned processes across the organization, seamlessly integrating sound global trade practices, increasing efficiencies (lowering of transaction costs and cycle times), capitalizing on opportunities and reducing overall costs.

Managed Services

        Our managed services offerings, called Managed Services, are the combination of our Global Content, TradeSphere solutions, proprietary global trade methodology and processes and trade expertise. Managed Services provide our clients with our extensive expertise in managing all or parts of their global trade operations. Through the combination of our business process improvement and technology improvement, we are able to improve operational efficiencies at a predictable level of expenditure to the client.

        We offer services to manage all or a portion of our clients' global trade operations, ranging from specific global trade functions to providing a complete Managed Services engagement. Our goal is to provide consistent levels of service while working with our clients to reduce operational costs and realize benefits such as capitalizing on preferential trade programs, moving fixed costs to variable costs, increased speed in their global supply chain and improved supplier sources.

Sales and Marketing

        We market and sell our solutions through our direct sales force, resellers, web-native marketplaces and strategic alliances. Our marketing organization is responsible for researching and educating the marketplace, generating leads, communicating with market analysts, working with complementary technology and consulting partners, creating sales programs and literature and fostering and leveraging our client relationships. In addition, our marketing organization is responsible for identifying preferred alliance partners and initiating those relationships. In addition to our internal resources, we rely on third parties such as public relations firms and graphic design firms to assist us with our marketing campaigns.

        As of December 31, 2001, our direct sales organization consisted of a total of 62 sales and marketing personnel. We have aligned our sales and marketing professionals along geographic and vertical markets to strategically target our customers and alliance partners. We plan to expand our sales and marketing organization as our business expands into new markets. In addition to the direct sales force, members from other departments contribute to the sales effort at various stages in the sales cycle.

        Our marketing professionals assist in generating new sales opportunities by creating interest through various marketing programs, communicating through public relations or sponsoring various events. We participate in a number of trade shows and industry events. We also provide speakers from our company and our clients to represent us in a number of industry forums. Our public relations plan is designed to convey our messages to appropriate audiences, and we reinforce these efforts through our ongoing communications with a number of key industry analysts and press representatives.

Strategic Alliances

        We maintain strategic alliances with a number of technology leaders and industry experts through written and oral agreements. While the strategic relationships underlying these agreements are important, the agreements themselves, with the exceptions of the license agreements with IBM and Sun Microsystems, are not material to our operations and in many cases, may be terminated with little or no notice. The principal goals of our strategic alliances are to accelerate the global market acceptance of our solutions, to extend our global resources and to help our clients realize the benefits of our solutions quickly. The strategic alliances that are subject to written agreements are summarized as follows:

  •
  We license key components of our solutions from Sun Microsystems and IBM. The proprietary technology of these companies are integrated into our solutions. We, in turn, pay license fees for the use of their proprietary technology. Our license with IBM expires on June 30, 2006 and obligated us to pay IBM an initial fee of $350,000 to use IBM's content until January 1, 2001 plus 6% of the revenue derived from sales of our solutions that contain IBM content thereafter. Our current license with Sun Microsystems expires on December 23, 2002 and obligates us to pay Sun Microsystems an initial fee of $300,000 and maintenance and technical support fees of approximately $30,000 per year.

  •
  We have marketing relationships with a number of enterprise resource planning, or ERP, companies including JD Edwards, Oracle and SAP. Our solutions are tested and certified by these ERP companies to be compatible with and complementary to their respective enterprise software solutions.

  •
  We have marketing relationships with a number of supply chain and e-procurement solution providers including Commerce One, EXE Technologies, i2 Technologies, Manhattan Associates, Manugistics Group, Inc. and Yantra.

  •
  We have strategic alliances with a number of consulting companies including Accenture, Ernst & Young and KPMG.

        We also have informal agreements, with a number of leading technology companies to develop compatibility of solutions, business opportunities and cross-referrals of each other's existing client base.

Product Development

        As of December 31, 2001, our product-engineering team consisted of more than 106 professionals focused on new and developing solutions. Our product engineers are organized into the following groups: quality assurance, documentation, release management, solution development and sustaining engineering. Our solutions development is structured around project teams that are comprised of developers led by a senior development manager responsible for delivering a defined solution engine. This structure allows for the organization to quickly scale and allows us to outsource non-critical development activities when necessary to bring products to market quickly. These dedicated product engineers are partnered with a product management team consisting of experienced global trade professionals who set the product plan and requirements based on our business plan and market dynamics. Our engines are tied into the complete TradeSphere Solutions suite through process and specifications defined and managed by our infrastructure and integration team.

        In addition, our Global Content development methodology and approach allows us to deliver market-leading solutions for import and export management for specific countries. This effort requires synthesizing an often-lengthy export or import manual into a set of requirements that then are integrated with our rules-based Global Content engine. In addition, these solutions are designed so that we can readily provide updates for frequent country regulation changes. We believe our product development professionals; teamed with our 28 product management trade professionals, allow us to provide robust, market-driven, web-native technology solutions that are reliable and scalable.

        Our research and development expenses totaled approximately $6.2 million for the year ended December 31, 1999, $12.5 million for the year ended December 31, 2000 and $14.6 million for the year ended December 31, 2001, which represented 32%, 38% and 23% of our total revenues, respectively. We believe that we must continue to invest in research and development to develop new competitive products and services. Accordingly, we anticipate that research and development expenses will continue to increase in absolute dollar amounts but will decrease as a percentage of total revenues.

Financial Information About Geographic Areas

        We sell our products and services through our offices in the United States and through our subsidiaries in the United Kingdom, Mexico and Canada. The geographic classification of product and services revenues is based upon the location of our clients. Information regarding our revenues and long-lived assets attributable to the United States and to foreign countries is set forth in Note 10 in the Notes to the Consolidated Financial Statements.

Financial Information About Segments

        We have two reportable operating segments: subscription/transactions and services. Our subscription/transaction segment generates revenues from the subscription software license agreements of our global trade solution products and our transaction based managed services. Our services segment provides implementation, management consulting and training services for our clients. See Note 10 in the Notes to the Consolidated Financial Statements for more information about our reportable segments.

Competition

        Our market is intensely competitive, rapidly evolving and highly fragmented. We expect the intensity of competition to increase in the future. We face competition from consulting companies, third-party development efforts and in-house development efforts. We expect that these parties will continue to be a principal source of competition for the foreseeable future. Our principal competitors by solution segment include:

  •
  Content aggregators such as Dun & Bradstreet and TradeCompass;

  •
  International trade logistics providers such as Nextlinx, ClearCross, Capstan and QRS Corporation;

  •
  Trade consultants such as management consulting firms, law firms and boutique consulting firms; and

  •
  Outsourcing service providers such as third-party logistics providers, fourth party logistics providers and carriers.

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

Technology

        Our software solutions are based on leading edge technology, enabling us to deliver high performance, scalable, flexible and interoperable solutions. Our software solutions are built using a browser-based user interface, XML integration technology and are also offered with a traditional Windows or Motif-based user interface. Our TradeSphere architecture supports the client demand for configurability, electronic updates to country-specific content and plug-in additions for new countries, functions and content.

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

Intellectual Property and Other Proprietary Rights

        We rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions contained in license agreements with consultants, vendors and clients to protect our proprietary rights. However, at least one firm has asserted that it is to obtain a broad patent soon that might read on the entire area of international trade calculations or a large portion of commerce related to the use of computers in international trade. An assessment of our risk related to this patent cannot be made until the U.S. Patent and Trademark Office issue such patent. If and when such patent is issued, we believe we will then be able to determine the technology and business processes covered by it and its possible applicability to our business. We cannot assure you that we will not be subject to lawsuits or other demands arising out of this or any other patents that may exist now or in the future.

        We have a federal registered trademark in the mark "Vastera" in the United States and have filed trademark applications in Canada, Mexico and Japan for this mark. We have also filed federal trademark applications with respect to Global Trade Management, TradeSphere, TradePrism, Global Content, Opening the World to eBusiness and Global Passport.

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

Employees

        As of December 31, 2001, we had 464 employees. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.

Item 1A.    RISK FACTORS

        Before deciding to invest in our Company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of losses and expect to incur losses in the future.

        We incurred net losses of approximately $8.3 million in 1998, $10.5 million in 1999, $35.8 million in 2000 and $45.8 million in 2001. Our accumulated deficit as of December 31, 2001 was approximately $171.1 million. We expect to continue to incur net losses in the foreseeable future. We believe that the success of our business depends on our ability to significantly increase revenue and to limit our operating expenses. If our revenues fail to grow at anticipated rates or our operating expenses increase without a corresponding increase in our revenues, or we fail to adjust operating expense levels appropriately, we may not be able to achieve and maintain profitability, which would increase the possibility that the value of your investment will decline.

Our inability to provide managed services successfully to existing and future clients would substantially reduce our revenues, increase our costs, hurt our reputation in our industry and adversely affect our business.

        As a critical element of our strategy, we intend to continue to provide managed services to our current and future clients. These services range from providing operational management for a single global trade process to managing a client's worldwide trade operation. Accordingly, in July 2000, we established a relationship with Ford pursuant to which we will administer, automate and manage Ford's global customs operations for a minimum of four years. In early 2001, we expanded the scope of the global trade management services provided to Ford by assuming responsibility for administering and managing Ford's global trade operations in Mexico and Canada. In August 2001, we entered into an agreement with Lucent Technologies to manage Lucent's U.S.-based global trade operations.

        We expect that, over time, the revenues that we receive from providing managed services to these and future clients will continue to represent the largest portion of our total revenues. Any inability to perform our agreements with Ford and Lucent or to successfully provide managed services to our existing and future clients would significantly reduce our revenues, increase our costs, hurt our reputation in our industry and adversely affect our business and results of operations.

We depend on Ford for a significant portion of our revenues

        Beginning in July 2000, we established a relationship with Ford, pursuant to which we acquired Ford's global customs operations and will provide Ford with our managed services. Through this relationship, Ford became a significant shareholder, approximately 20% as of December 31, 2001, and has become our single largest client For the year ended December 31, 2000 and 2001, we derived approximately 18% and 36% of our total revenues, respectively, from Ford. We expect that we will continue to derive a significant portion of our total revenues from Ford in the near future. Because our services agreement with Ford has a 10-year term that may be terminated by either party for any reason after August 2004, we cannot assure you that we will be able to maintain our current agreement with Ford, or renew the services agreement with Ford after the initial term of the agreement. The termination of, or failure to renew, the Ford agreements would adversely affect our results of operations and financial condition. In addition, because the Ford contract is our largest contract to date, we cannot assure you that we have adequate resources to meet our obligations at Ford. Any events adversely affecting our relationship with Ford may also result in our inability to achieve the full marketing benefit associated with having Ford as a principal client, which would reduce our revenues, increase our costs and harm our reputation in our industry.

Any restriction on our ability to access a foreign country's rules and regulations that are incorporated into our global trade content, Global Content, cost-effectively and legally or any failure to update our Global Content timely to include changes in such rules and regulations, may compromise the effectiveness of our solutions and adversely impact our revenues.

        The success of our global trade management solutions for our clients depends on our ability to obtain or access the complex rules and regulations published by foreign governments governing a particular country's import and export of goods. The foundation of our solutions, Global Content, is subject to rapid change at the initiative of foreign governments, based on factors beyond our control. Any changes in a country's rules and regulations relating to global trade that we are unable to include in our Global Content library may result in dissatisfied clients and possible litigation. In addition, to the extent a foreign government restricts our access to its rules and regulations, charges a fee for such access or grants proprietary rights to such information to one or more of our competitors, our solutions may not be useful to, or cost efficient for, our current and future clients and our revenues could decrease.

The market for our recently developed web-native solutions is newly emerging and dependent on the growth of the Internet, and if the Internet does not grow as fast or is not as effective as we anticipate, clients may not use our products and our revenues may decline.

        The market for our web-native solutions is newly emerging, and we cannot be certain that this market will continue to develop and grow or that companies will choose to use our solutions rather than attempt to develop alternative platforms and applications internally or through other means. The anticipated growth of the global trade market may depend on the growth of the Internet. Increased use of the Internet largely depends upon available Internet security, bandwidth and reliability. If use of the Internet by businesses does not increase as fast and is not as effective as we currently anticipate, the market for our web-native solutions may not grow as we expect and our revenues would be adversely affected.

Fluctuations in our operating results and the composition of our revenues, particularly compared to the expectations of market analysts and investors, may cause the price of common stock to decline.

        Our operating results have varied in the past and could fluctuate significantly in the future. We expect that our operating results will continue to vary in the future, based on a number of factors, including:

  •
  The loss of a significant customer;

  •
  Fluctuations in the demand for our products and services;

  •
  Our ability to achieve targeted cost and expense reductions;

  •
  Price and solution competition in our industry;

  •
  Changes in import/export laws;

  •
  Changes in general economic conditions that would adversely affect technology companies in our industry;

  •
  The timing of orders and our ability to satisfy all contractual obligations in customer contracts;

  •
  Variability in the mix of our subscription and transaction revenues and our consulting revenues; and

  •
  Timing of new solution introductions and enhancements to our TradeSphere and TradePrism.com solutions.

        Due to the foregoing factors, our annual or quarterly results of operations may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline.

Our ability to achieve or maintain profitability will be constrained if we do not manage our rapid growth effectively.

        We have significantly increased our employee base to meet increasing demand for our client solutions. The number of our employees has increased by 152 employees from 312 as of December 31, 2000 to 464 as of December 31, 2001. As we expand our operations, we expect to continue to increase the size of our employee base. Our management and operations have been strained by this growth and will continue to be strained by our anticipated growth. To compete effectively and to manage future growth, we must continue to improve our financial and management controls, reporting systems and procedures on a timely basis. We must also expand, train and manage our employee base. If we are not successful in managing our growth, our ability to achieve and maintain profitability may be harmed.

We may be unable to attract and retain key personnel, which would adversely affect our ability to develop and effectively manage our business.

        Our future performance will depend largely on the efforts and abilities of our senior executives, key technical, professional services, sales and marketing and managerial personnel. This dependence is particular to our business because personal relationships are a critical element of obtaining and maintaining clients. Our success will depend on our ability to attract and retain these key employees in the future. The employment of our key personnel, including our executives, is at will. The market for such individuals is extremely competitive, and we may not find qualified replacements for personnel who leave us. In the past, we have experienced difficulty in hiring qualified technical, professional services, sales, marketing and managerial personnel. The loss of, or the inability to attract, any one or more of our key personnel may harm our ability to develop and effectively manage our business.

If we are unable to obtain additional capital as needed or obtain additional capital on unfavorable terms in the future, our operations and growth strategy may be adversely affected and the market price for our common stock could decline.

        Historically, we have financed our operations primarily through the sale of our equity securities. As of December 31, 2001, we had cash and cash equivalents of approximately $11.0 million plus short-term investments of approximately $62.8 million and an accumulated deficit of approximately $171.1 million. While we believe that our current cash resources will be sufficient to meet our working capital needs and finance capital expenditures for at least 12 months, we may need to raise additional debt or equity capital to fund the expansion of our operations, to enhance our products and services, or to acquire or invest in complementary products, services, businesses or technologies. If we raise additional funds through further issuances of convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available on terms favorable to us, our operations and growth strategy may be adversely affected and the market price for our common stock could decline.

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

  •
  Longer collection time from foreign clients;

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

        Our products have a lengthy and unpredictable sales cycle that contributes to the uncertainty of our operating results. Clients typically view the purchase of our solutions as a significant and strategic decision. As a result, clients and potential clients generally evaluate our solutions and determine their impact on existing infrastructure over a lengthy period of time. Our sales cycle has averaged approximately six to nine months for software sales and nine to 12 months for managed services agreements, depending on a particular client's implementation requirements and whether the client is new or is extending an existing implementation. The license of our software products may be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes. We may incur significant selling and marketing expenses during a client's evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or custom demonstration, before the client engages us. Larger clients may purchase our solutions as a part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays. In addition, any prolonged decline in the demand for technology products and services could reduce the market for our solutions, making sales more difficult. If revenues forecasted from a specific client for a particular quarter are not realized or are delayed to another quarter, we may experience an unplanned shortfall in revenues, which could adversely affect our operating results.

Any loss of our licensed third-party technology may result in increased costs of or delays in providing our solutions, which would harm our operating results.

        We license technology from several companies on a non-exclusive basis that is integrated into our TradeSphere product suite, including development tools and facilities from IBM (WebSphere and MQ Series) and Forte, which was acquired by Sun Microsystems. We anticipate that we will continue to license technology from these and other third parties in the future. This software may not continue to be available on commercially reasonable terms, or at all. Our license with Sun Microsystems expires on December 23, 2002, and our license with IBM expires on June 30, 2006. These licenses would be difficult, expensive and time-consuming to replace. The loss of any of these technology licenses could result in delays in the licensing of our TradeSphere products until equivalent technology, if any, is identified, licensed and integrated, and would adversely affect our operating results.

The dynamic and complex nature of Global Content increases the likelihood that we may face costly product liability claims.

        The foundation of our software solutions and managed services, Global Content, is a rules-based application that provides comprehensive management of government trade regulations and programs acquired, interpreted, and updated by Vastera's in-country trade experts. Because of the dynamic and complex nature of Global Content, we may face product liability claims in connection with our current products and future products. Any provisions in our agreements with our clients designed to limit our exposure to potential product liability claims and any product liability insurance may not be adequate to protect us from such claims under our agreements. A successful product liability claim brought against us could harm our financial condition. Even if unsuccessful, any product liability claim could result in costly litigation and divert management's attention and resources. In addition, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products and, therefore, any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions and harm our reputation.

The uncertainty of future government regulation of the Internet and global trade may add to our operating costs.

        We may face unanticipated operating costs because of the current uncertainty surrounding potential government regulation of the Internet and e-commerce. The Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations may be introduced and court decisions reached that affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. The regulation of the Internet in the U.S. and in other countries could decrease the demand for our products and increase the cost of our solutions, which could have a material adverse effect on our business, financial condition and results of operations. As a company that delivers solutions through the Internet, it is unclear in which jurisdictions we are actually conducting business. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines or penalties and could result in our inability to enforce contracts in that jurisdiction. Even if we were able to ascertain correctly in which jurisdictions we conduct business, many of these jurisdictions have yet to determine the application of their existing laws to web-based global trade or develop laws that apply to such trade. Complying with new regulation would increase our operating costs.

We may be unable to expand the import and export trade management services provided to Ford into other geographic regions and other product lines in the manner anticipated.

        Under our agreement, we provide Ford with import and export trade management services using a phased-in geographical approach, which started with the United States, and presently includes Mexico and Canada. If we are unable to perform the services provided in the United States, Mexico and Canada in accordance with our mutually agreed upon performance criteria or if Ford experiences business difficulties in other geographical regions, Ford may not, or may be unable to, incorporate our services into many of its operations in other geographic regions and product lines, which would reduce our future revenue growth. Additionally, in the past Ford may not have complied fully with all of the regulatory requirements established by foreign governments, which may impede our ability to establish and leverage our operations under the Ford agreements in other geographic regions and which in turn would reduce our future revenue growth. Any failure to receive the requisite government approvals in connection with providing Ford managed services would adversely impact our operating results.

We may be unable to protect our proprietary rights adequately, which could result in their unauthorized use by our competitors and have an adverse impact on our revenues.

        Our success depends on our ability to protect our proprietary rights. We rely primarily on:

  •
  Confidentiality agreements with employees and third parties;

  •
  Protective contractual provisions such as those contained in license agreements with consultants, vendors and clients, although we have not signed such agreements in every case; and

  •
  Copyright, trade secret and trademark laws.

        Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts. We may not become aware of these breaches or have adequate remedies available. We may need to litigate claims against third parties who infringe our intellectual property rights, which could be costly, time-consuming and would divert management's resources.

        We have not secured registration of all our marks in the United States and have pursued only limited registration of our intellectual property in foreign countries. The laws of some foreign countries do not protect our proprietary rights to the same extent, as do the laws of the United States. Effective copyright, trademark and trade secret protection may not be available in other jurisdictions. If we cannot adequately protect our proprietary rights, our competitors could benefit from the unauthorized use of such rights, adversely impacting our revenues and our business. Even if we are able to protect our proprietary rights, we could incur significant costs to defend our rights.

Our patent protection strategy is in development currently and any inadequacy in the protection of our technology could increase our operating costs.

        We may also rely on patents to protect our proprietary rights in the future. Any patent strategy we attempt to implement may not be successful and could harm our business by disclosing unpatentable trade secrets. The laws that apply to the types of patents we may seek are evolving and are subject to change. We presently have filed provisional patent applications in the United States. These applications may not result in patents or may take longer than we expect to result in patents. We may also decide to not file patent applications in all the countries in which we operate or intend to operate. Our decision to do so may inhibit our ability to protect our proprietary rights in those countries. Even if we are issued patents, we cannot assure you that they will provide us any meaningful protection or competitive advantage. If we try to enforce our patents, third parties may challenge our patents in court or before the United States Patent and Trademark Office. An unfavorable outcome in any such proceeding could require us to cease using the technology or to license rights from prevailing third parties. We cannot assure you that any prevailing party would offer us a license or that we could execute a license on terms that are commercially acceptable to us, if at all. Developing and enforcing our patent protection strategy may increase our operating costs.

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

        We may incur substantial expenses in defending against any third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability, may divert management's attention from our core business and may disrupt our business. In addition, if we are not successful in defending such claims, we may need to obtain a license to the technology, which may not be available on acceptable terms or at all.

Competition in our market could make it difficult to attract clients, cause us to reduce prices, or cause us to fail to gain market share or experience a loss of market share, any of which could reduce our operating results.

        The market for our products and services is highly competitive, dynamic and subject to frequent technological changes. The intensity of competition and the pace of change are expected to increase in the future. Our solutions face competition from a number of competitors offering products and services that vary in functionality including:

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

        In the past we have acquired businesses to expand our operations or market presence and we intend to continue our expansion by acquiring or investing in companies, assets or technologies that complement our business and offer opportunities for growth. These transactions involve many risks and challenges that we might not successfully overcome, including:

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

  •
  Cash payments to, or the assumption of debt or other liabilities of, the companies we acquire; and

  •
  Large write-offs related to goodwill and other intangible assets and other adverse audit consequences.

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

Your ability to influence corporate matters may be limited because our officers, directors and affiliates will be able to control, and Ford will be able to influence, matters requiring stockholder approval and these parties may have interests that differ from yours.

        As of February 20, 2002, our officers, directors and affiliated entities, including Ford, together beneficially owned approximately 30% of the outstanding shares of our common stock. In addition, Ford beneficially owns approximately 20% of the outstanding shares of our common stock. As the single largest stockholder of Vastera, Ford may have significant influence over corporate acts requiring stockholder approval, including a merger or sale of Vastera. As long as Ford holds at least 5% of our common stock, it has the right to appoint a non-voting observer to our board of directors. Accordingly, these stockholders collectively may be able to control all matters requiring stockholder approval and, thereby, our management and affairs. In addition, this concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock. Our officers, directors and affiliated entities, including Ford, may have interests that differ from your interests and their decisions may negatively impact our future success.

Other companies may have difficulty acquiring us, even if doing so would benefit our stockholders, due to provisions in our corporate charter and bylaws, Delaware law and Ford's significant ownership position.

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

        We are subject to provisions of Delaware law that prohibit us from engaging in any business combination with any "interested stockholder," meaning generally a stockholder who beneficially owns more than 15% of our stock, for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board. This could have the effect of delaying or preventing a change in control. Additionally, in connection with establishing our strategic relationship with Ford, Ford acquired approximately 8,000,000 shares of our common stock. As of February 20, 2002, Ford beneficially owns 20% of our outstanding common stock. Because of Ford's significant holdings, other companies may be deterred from acquiring us, even if being acquired would be in the best interest of our other stockholders.

The recent terrorist acts have negatively impacted the U.S. economy and may make it more difficult to implement our growth strategy and to forecast future results of operations.

        The terrorist acts of September 11, 2001 have negatively impacted an already decelerating U.S. economy and caused U.S. businesses to stop spending on new products and services and to cut costs. Accordingly, it may be more difficult to market our solutions to new clients and derive additional revenues from our existing clients. The unpredictability of future military action and other responses associated with a global war on terrorism has resulted in economic uncertainty that will negatively impact consumer as well as business confidence in the near term. This economic uncertainty may make it more difficult to implement our growth strategy and negatively impact our revenues in the future. We also may have more difficulty forecasting our future results of operations.

Item 2.    PROPERTIES

        Our principal administrative, sales, marketing, technical support and product development facilities are located at our headquarters in Dulles, Virginia. We currently occupy approximately 51,000 square feet of office space in the Dulles facility under a lease that terminates on October 31, 2002. We also lease office space for sales, marketing and consulting activities outside of San Francisco, outside of Denver, outside of London in the United Kingdom and in Tokyo, Japan. Pursuant to our arrangement with Ford, we maintain employees in Dearborn, Michigan, Mexico City, Mexico and Toronto, Canada in office facilities to manage and administer Ford's global customs operations. We believe these facilities are suitable and provide the appropriate level of capacity for our current operations.

Item 3.    LEGAL PROCEEDINGS

        On March 14, 2001, Expeditors International of Washington, Inc. and Expeditors Tradewin, L.L.C. (collectively "Expeditors") filed suit against us in the United States District Court for the Eastern District of Michigan, Southern Division, primarily alleging that we misappropriated certain of Expeditors' trade secrets in connection with our acquisition of Ford's customs operations, by utilizing systems and business processes that Expeditors assisted in developing for Ford and through our employee hiring practices. We believe that the allegations contained in the complaint are without merit and that there will be no material adverse impact to our operations from this litigation. In connection with our acquisition of Ford's customs operations, Ford agreed to indemnify us for intellectual property infringement claims and Ford is currently indemnifying us in connection with this litigation. Subsequent to Expeditors filing of its complaint, we filed a counterclaim against Expeditors for, among other things, trade libel and tortious interference with a contractual relationship.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock, par value $0.01 per share, began trading on the Nasdaq National Market under the symbol "VAST" on September 28, 2000. Accordingly, market price information is not available for any period before September 28, 2000. The price range per share reflected in the table below is the highest and lowest sale price for our common stock as reported by the Nasdaq National Market during each quarter the stock has been publicly traded. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. Under the terms of our current loan facility with PNC Bank, we are also restricted from declaring or paying any dividends on any class of equity securities.

        On February 20, 2002, there were approximately 3,850 stockholders of record and the price per share of our common stock was $13.97.

	2000		2001
	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$22.00	$23.00	$19.75	$14.32	$14.00	$18.25
Low	$17.25	$8.94	$7.75	$7.34	$7.80	$9.99

        We received net offering proceeds from our initial public offering of approximately $86.1 million. We have used approximately $24.4 million of the net proceeds from the initial public offering for general corporate purposes, principally working capital for increased domestic and international sales and marketing expenditures, product development expenditures, expenditures related to the expansion of our consulting services organization and capital expenditures made in the ordinary course of business. The remaining portions of the net proceeds have been invested in cash, cash equivalents and short-term investments. We may also use a portion of the remaining net proceeds to expand internationally and to acquire or invest in additional businesses, products and technologies that we believe will complement our current or future business.

        We issued an aggregate of 944,485 shares of common stock in the quarter ended March 31, 2001 in connection with our acquisition of Speed Chain Network, Inc. ("Speedchain"). In issuing these shares to the Speedchain shareholders, we relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder for exemptions from the registration requirements of the Securities Act. All of the Speedchain shareholders who received shares of common stock were accredited investors.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The tables that follow present portions of our financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. We derived the statement of operations data for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 and the balance sheet data as of December 31, 1997, 1998, 1999, 2000 and 2001 from our consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants.

	Years Ended December 31,
	1997	1998	1999	2000	2001
	(In Thousands, Except Per Share Data)
Consolidated Statement of Operations Data:
Revenues:
Subscription/transaction revenues	$2,200	$4,088	$7,261	$16,641	$43,695
Services revenues	1,545	4,778	11,869	16,329	19,212

Total revenues	3,745	8,866	19,130	32,970	62,907
Cost of Revenues:
Cost of subscription/transaction revenues	766	708	692	5,431	18,172
Cost of service revenues	1,473	4,206	10,078	12,955	13,254
Operating expenses:
Sales and marketing	4,442	4,581	7,143	13,920	18,154
Research and development	4,137	4,271	6,194	12,482	14,583
General and administrative	1,710	2,562	3,680	5,923	9,053
Depreciation	426	637	1,312	2,262	3,239
Amortization	—	—	313	6,707	22,309
In-process research and development	—	—	—	—	6,901
Stock-based compensation	—	—	378	10,167	5,626

Total operating expenses	10,715	12,051	19,020	51,461	79,865

Loss from operations	(9,209)	(8,099)	(10,660)	(36,877)	(48,384)
Other income (expense), net	(98)	(157)	181	1,048	2,631

Net loss	$(9,307)	$(8,256)	$(10,479)	$(35,829)	$(45,753)
Dividends and accretion on redeemable convertible preferred stock	(668)	(1,184)	(19,347)	(35,877)	—

Net loss attributable to common stockholders	$(9,975)	$(9,440)	$(29,826)	$(71,706)	$(45,753)

Net loss per share
Basic and diluted net loss per share	$(1.87)	$(1.73)	$(4.92)	$(4.90)	$(1.22)

Weighted-average common shares outstanding	5,341	5,457	6,065	14,620	37,650
Pro forma basic and diluted net loss per share				$(1.47)	$(1.22)

Pro forma weighted-average common shares outstanding				24,441	37,650

        Pro forma net loss per common share is computed using the pro forma weighted-average number of common shares outstanding for the period. Pro forma weighted-average common shares include the assumed conversion of all outstanding convertible preferred stock into common stock as of the beginning of the periods presented.

	December 31,
	1997	1998	1999	2000	2001
	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,388	$7,792	$961	$19,693	$10,982
Short-term investments	597	1,892	3,908	70,978	62,789
Working capital	(2,892)	3,199	(4,200)	81,478	68,339
Total assets	5,486	16,282	17,152	185,510	163,860
Long-term debt	514	996	2,326	1,787	2,344
Redeemable convertible preferred stock	10,240	24,431	46,117	—	—
Total stockholders' equity (deficit)	(13,865)	(22,763)	(49,928)	159,010	137,818

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this Report, which are deemed to be incorporated into this section. Our actual results could differ materially from those anticipated in such forward-looking statements due to various factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Report.

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

        We provide our products and services to over 200 clients from our offices in the United States, the United Kingdom, Mexico and Canada. Our clients typically acquire a limited number of server and user subscriptions or licenses to implement in a division or department. As they expand implementation of our products globally and to their clients, suppliers and business partners, our clients acquire additional subscriptions or licenses. We currently market our products and services on a global basis through our direct sales force and other channels, such as strategic alliances and partners. We expect revenues from our international operations to increase as we continue to expand our international sales and services organizations.

        In July 2000, we entered into an agreement to acquire Ford's global customs operations and merged Ford's global customs operations into our managed services operations. The Ford operations that were merged into us consist of Ford personnel and technology utilized by Ford to manage its international trade transactions. By combining our existing technology and intellectual capital with that acquired from Ford, we intend to expand our managed services to companies of varying sizes on a global basis. Ford received 8,000,000 shares of our common stock valued at approximately $79.2 million in consideration at the time of the transaction. As of February 20, 2002, Ford owned approximately 20% of our common stock.

        In January 2001 and March 2001, we expanded the global trade management services we provide to Ford Motor Company by assuming responsibility for administering and managing Ford's global trade operations in Mexico and Canada, respectively. The contractual terms relating to negotiating managed services arrangements with other foreign operations have not been finalized and are subject to negotiation based upon the actual costs. These costs include personnel costs, administrative overhead and information technology processing costs.

        Our agreements with Ford have a minimum term of four years. These agreements provide us with a guaranteed, predictable and recurring revenue stream from Ford over the next three to four years. We expect to derive at least $16.2 million in revenues in 2002 and 2003 from our agreements with Ford U.S., Ford Mexico and Ford Canada. Our client relationship with Ford will have a significant impact on our total revenues and is expected to account for greater than 10% of revenues for the foreseeable future. For the years ended December 31, 2000 and 2001, Ford accounted for approximately 18% and 36% of our total revenues, respectively.

        In February 2002, we amended our agreement with Ford U.S. to provide for quarterly minimum transaction levels instead of annual minimum transaction levels. By amending this agreement, we can now bill on a quarterly basis the transactions processed in excess of the minimum levels. In connection with the amendment, we agreed to reduce Ford's U.S. aggregate annual minimum revenue guarantee from $11.6 million to $11.0 million. In December 2001, we permitted Ford U.S. to carry forward a portion of the transactions processed for Ford U.S. in 2001 in excess of the contractual minimum in the event that transaction processed in the first quarter of 2002 are less than the contractual minimum. We do not expect this amendment to have a significant effect on our results of operations.

        We are compensated for our services provided to Ford based on the number of transactions executed, subject to certain minimum transaction levels through 2004. A transaction, also known as a customs entry, or the equivalent in other geographic regions, is a declaration for imported goods imported from Ford, under once conveyance, on one day. Each request submitted for the shipment of goods becomes a customs entry at the time the shipment enters the commerce of a nation. Although Ford has a limited ability to manage the number of transactions we process, based on customs regulations and Ford's just-in-time production process, opportunities to combine multiple transactions into one customs entry are limited and not employed by Ford in the customs clearance of goods.

Acquisitions

        In addition to the acquisition of the Ford's global customs operations described above, on March 29, 2001, we acquired Speedchain, a development stage company with no revenues since its inception in 1999. Speedchain is a supply chain event management and global e-logistics solutions provider. The acquisition was effected through the merger of Speedchain into one of our wholly-owned subsidiaries, Vastera Acquisition Corporation. The acquisition was accounted for under the purchase method of accounting and the operating results of Speedchain have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

        Under the terms of the acquisition agreement, we issued an aggregate of 944,485 shares of common stock in exchange for all of the outstanding preferred stock and common stock of Speedchain.

The shares of common stock issued by us were valued at $14.00 per share, the average of the closing prices for the three days before and three days after March 1, 2001. We also issued options to acquire approximately 24,000 shares of our common stock in exchange for the vested Speedchain stock options we assumed in the business combination. The options were valued at approximately $328,000 using the Black-Scholes model, assuming 128% volatility, a risk free interest rate of 6.19%, and an exercise period of three years. On March 29, 2001, we also issued options to acquire approximately 64,000 shares of our common stock in exchange for the unvested Speedchain stock options assumed in the business combination. Accordingly, we recorded $465,000 of deferred compensation that will be amortized on an accelerated basis over the remaining vesting period of these options.

        We valued in-process research and development ("IPR&D") projects acquired in the acquisition at approximately $6.9 million, based on the results of an independent appraisal of the development projects for which technological feasibility has not been established and no alternative future uses exist. The acquired IPR&D projects are targeted at the supply chain event management and e-logistics market.

        The value of the IPR&D projects identified was determined by estimating the future cash flows from each of the respective projects at the assumed date of commercial feasibility, discounting these net cash flows back to their present value and then applying a percentage of completion to the calculated present value. The percentage of completion for the projects were determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the projects completed as of March 29, 2001, as compared to the remaining research and development to be completed to bring the projects to technical feasibility. Speedchain's projects started in February 2000 and, as of March 29, 2001, we estimated the projects were 70% complete.

        Development of the Speedchain technology remains a substantial risk to us due to factors that include the remaining effort necessary to achieve technical feasibility, rapidly changing customer needs and competitive threats from other companies. Failure to bring these products to market in a timely manner could adversely affect future sales and profitability of the combined company. Additionally, the value of the other intangible assets acquired may become impaired.

        In June 1999, we acquired Quantum Consulting Associates, Inc. ("Quantum") of Denver, Colorado to enhance our trade process consulting services and trade expertise. The shareholders of Quantum received an aggregate of $439,000 in cash and 567,000 shares of our common stock valued at approximately $1.5 million, in exchange for all of the outstanding common stock of Quantum.

        In January 1999, we acquired Deltac Limited, a provider of trade content and management consulting expertise for the United Kingdom and European Union. The shareholders of Deltac received an aggregate of $100,000 in cash and 189,000 shares of our common stock valued at $409,000, in exchange for all of the outstanding common stock of Deltac.

        The acquisitions of Speedchain, Quantum, Deltac and Ford's global customs operations were accounted for under the purchase method of accounting. The excess of the consideration over the fair value of the acquired assets and liabilities related to our Quantum and Deltac acquisitions of approximately $2.4 million was accounted for as goodwill. The excess of the consideration over the fair value of the acquired assets of Ford's global customs operations that has been accounted for as goodwill and identifiable intangibles is estimated to be $70.1 million and $10.0 million, respectively. Goodwill and identifiable intangibles have been amortized on a straight-line basis over three to four years and resulted in charges to operations of approximately $6.8 million and $29.5 million for the years ended December 31, 2000 and 2001. On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill. On January 1, 2002 we adopted the nonamortization approach under SFAS No. 142 for our goodwill. As of January 1, 2002 we expect to have unamortized goodwill of approximately $62.2 million. In the aggregate, amortization for future periods is expected to be approximately $580,000 for the years ending December 31, 2002 and 2003 and approximately $380,000 for the year ending December 31, 2004.

Critical Accounting Policies

        We consider certain accounting policies related to revenue recognition, deferred revenues and intangible assets to be critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Source of Revenues and Revenue Recognition Policy

        Our revenues are classified as either subscription/transaction revenues or services revenues.

Subscription/Transaction Revenues

        Subscription/transaction revenues consist of subscription-based revenues, transaction-based revenues and perpetual software license revenues.

        Subscription-Based Revenues.    Subscription-based revenues are derived from term-license arrangements in which our clients license TradeSphere and TradePrism.com for a contract term and obtain the right to unspecified enhancements on a when-and-if-available basis, ongoing support and content update services, for the term of the arrangement. Revenues are recognized ratably over the contract term. Terms of subscription arrangements typically range from three to five years. Payments on subscription arrangements are collected annually, quarterly or monthly.

        Transaction-Based Revenues.    Transaction-based revenues are derived from agreements that provide for transaction fees based on a client's usage of TradeSphere or TradePrism.com software products or on the performance of our managed services solutions. Revenues are recognized from the usage of our software products as transactions occur. Managed services solutions include the processing of our clients' custom entries and the classification of our clients' goods. Managed services transaction arrangements are often subject to annual or quarterly minimum transaction thresholds and revenues have been recognized based on the lower of the cumulative actual transactions processed using a weighted-average transaction rate or the amount billable for the period. For those managed services transaction arrangements that are subject to annual minimums and the amount billable for interim periods is limited to the pro-rata portion of the annual minimum, transactions processed in excess of the minimum in each interim period are not billable until the end of the annual period. In addition, Vastera may receive annual gainsharing fees under certain managed services transaction arrangements based on a percentage of the client's annual cost savings, as defined in the managed services arrangements. Payments on transaction revenues are typically collected monthly.

        Perpetual Software License Revenues.    Perpetual software license revenues are derived from sales of perpetual software licenses under which our clients license TradeSphere and TradePrism.com and the related maintenance contracts. Maintenance contracts include the right to unspecified enhancements on a when-and-if available basis, ongoing support and content update services. The content updates provided under maintenance arrangements are significant and frequent and thus the entire arrangement is in substance a subscription. Revenues from perpetual software license sales are recognized ratably over the estimated economic life of the product. We have estimated that the life of the product is three years, which is consistent with the historical periods between major upgrades to the functionality and architecture of our products such that we would charge all customers a new fee to migrate to the new version. Revenues from maintenance contracts are recognized ratably over the contract term, typically one year. Payments on maintenance revenues are typically collected annually in advance, but may also be collected quarterly in advance.

Services Revenues

        Our services revenues consist of TradeSphere services revenues and Trade Management Consulting revenues.

        TradeSphere Services Revenues.    TradeSphere services revenues are derived from implementation and training services. These revenues are provided on either a time-and-materials or on a fixed-price basis and are recognized as the services are performed or on the percentage-of-completion method of accounting. Losses on arrangements are recognized when known.

        Trade Management Consulting Revenues.    Trade Management Consulting revenues are derived from management consulting services. These revenues are provided on either a time-and-materials or on a fixed-price basis and are recognized as the services are performed or on the percentage-of-completion method of accounting.

Deferred Revenues

        Deferred revenues include amounts billed to clients for revenues that have not been recognized and generally result from billed, but deferred subscription/transaction revenues and services not yet rendered. Deferred revenues will be recognized on a monthly basis over the term or the remaining economic life of the product or when the services are performed. As we continue to increase our subscription and transaction-based revenues relative to our perpetual licenses, we expect our deferred revenues to fluctuate since subscription and transaction-based customers are billed and pay ratably (monthly or quarterly). We do not consider deferred revenue to be a good indicator of future revenues.

Intangible Assets

        As of December 31, 2001 we have intangible assets recorded of approximately $94.3 million related to our 1999, 2000 and 2001 acquisitions. Goodwill related to the 1999 acquisitions is amortized using the straight-line method over 5 years. Intangible assets from our acquisition of Ford's global customs unit in 2000 consists of goodwill, assembled workforce, acquired technology and the Ford contract are amortized using the straight-line method over 3 to 4 years. The value assigned to the Ford contract is being amortized as a discount to revenue over the minimum term of the contract. The value assigned to the assembled workforce has been allocated to each country in which the Company will acquire Ford's global customs operations, based on the number of employees in each country. The related amortization is recorded on a straight-line basis over three years from the date the Company assumes Ford's customs operations in each country. Goodwill related to the Ford acquisition is amortized using the straight-line method over four years. The assembled workforce intangible asset and goodwill from our Speedchain acquisition in 2001 are amortized using the straight-line method over two and fours years, respectively.

        For the years ended December 31, 1999, 2000 and 2001 we recorded amortization expense related to our goodwill and intangibles of approximately $313,000, $6.7 million, and $22.3 million respectively. On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill. As of January 1, 2002, we expect to have unamortized goodwill of approximately $62.2 million. On January 1, 2002, we adopted the nonamortization approach under

SFAS No. 142 for our goodwill. Under the nonamortization approach, goodwill will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill is more than its fair value. In the aggregate, amortization of goodwill and assembled workforce for the year ended December 31, 2001 was approximately $21.7 million. We are currently evaluating the impact of SFAS No. 142 on our results of operations.

        The recoverability and useful lives of our intangible assets are based on estimates and are susceptible to change. Although we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor these assumptions and their effect on the estimated recoverability. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 2001

Revenues

        Total revenues.    Total revenues increased 91% from approximately $33.0 million for the year ended December 31, 2000 to approximately $63.0 million for the year ended December 31, 2001.

        Subscription/transaction revenues.    Subscription/transaction revenues increased 163% from approximately $16.6 million for the year ended December 31, 2000 to approximately $43.7 million for the year ended December 31, 2001. We attribute this increase to the expansion of the global trade managed services contract with Ford into Mexico and Canada, the 12 months of revenue earned in 2001 under the Ford U.S. agreement compared to four months in 2000, and the continued growth in our automotive and high-tech managed services client base. Revenues derived from our managed services agreements accounted for 34% of our subscription/transaction revenues for the year ended December 31, 2000 and 69% of our subscription/transaction revenues for the year ended December 31, 2001. For the three months ended December 31, 2001, we derived approximately $2.5 million in revenue under our Ford global managed services agreement related to cumulative transactions in excess of the minimums billable in the three previous quarters in 2001. In February 2002, we amended our agreement with Ford U.S. to provide for quarterly minimum transaction levels instead of annual minimum transaction levels. Subscription/transaction revenues accounted for 50% of our total revenues for the year ended December 31, 2000 and 69% of our total revenues for the year ended December 31, 2001. We expect subscription/transaction revenues to account for at approximately 75% of our total revenues for the near future. We anticipate that managed services revenues will continue to account for at least 70% of our subscription/transaction revenues for the near future.

        Services revenues.    Services revenues increased 18% from approximately $16.3 million for the year ended December 31, 2000 to approximately $19.2 million for the year ended December 31, 2001. This increase resulted from increases in our client base. Services revenues accounted for 50% of our total revenues for the year ended December 31, 2000 and 31% for the year December 31, 2001. We expect services revenues to continue to account for up to one-third of our total revenues for the near future.

Cost of Revenues

        Cost of subscription/transaction revenues.    Cost of subscription/transaction revenues includes royalties owed to third parties for technology products integrated into our software products, as well as the cost of salaries and related expenses for our technical support and managed services organizations. We expect the cost of subscription/ transaction revenues in absolute dollars to continue to increase as we further expand our offerings, build out our managed services trade hubs and integrate other technology products into our product offerings.

        The cost of subscription/transaction revenues increased 235% from approximately $5.4 million for the year ended December 31, 2000 to approximately $18.2 million for the year ended December 31, 2001. This increase was largely due to our investment in our client support infrastructure and the growth of our managed services client base. The cost of subscription/transaction revenues as a percentage of subscription/transaction revenues was 32% for the year ended December 31, 2000 and 42% for the year ended December 31, 2001. This increase as a percentage of subscription/transaction revenues reflected our expansion of our technical support and managed services organization. We expect to realize productivity improvements from our investment in our support infrastructure and the leveraging of personnel in the performance of our managed services agreements. As we enter into large multi-year managed services agreements in new industry verticals or new geographic regions that may require significant investments in the related infrastructure, the costs associated with these managed services agreements may be greater in the initial year than in the later years as we realize productivity improvements from these infrastructure investments. Accordingly, we expect that our cost of subscription/transaction revenues may fluctuate as a percentage of subscription/transaction revenues quarterly.

        Cost of services revenues.    Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting and training services provided to clients, as well as the cost of third parties contracted to provide either application consulting or implementation services to our clients.

        The cost of services revenues increased 2% from approximately $13.0 million for the year ended December 31, 2000 to approximately $13.3 million for the year ended December 31, 2001. This increase resulted from utilizing third party consultants for client implementations. The cost of services revenues as a percentage of services revenues was 79% for the year ended December 31, 2000 and 69% for year ended December 31, 2001. This decrease reflects the productivity improvements that we have made in our implementation and training organizations. We expect the cost of services revenues as a percentage of services revenues to be in the range of 65% to 70% on an annual basis, but this percentage could fluctuate outside this range in any given quarter.

Operating Expenses

        Sales and marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, sales training events, public relations, advertising, trade shows, and travel expenses related to both promotional events and direct sales efforts. Sales and marketing increased 30% from approximately $13.9 million for year ended December 31, 2000 to approximately $18.2 million for the year ended December 31, 2001. This increase was largely due to our continued investment in our sales and marketing infrastructure, both domestically and internationally. These investments included significant personnel and related expenses, recruiting fees, travel expenses, and related facility and equipment costs. In addition, we increased marketing activities, including trade shows, public relations, direct mail campaigns and other promotional activities during this period. Sales and marketing expenses represented 42% of our total revenues for the year ended December 31, 2000 and 29% for the year ended December 31, 2001. We believe that we will need to continue to increase our sales and marketing expenses to expand our market position. As a result, we anticipate that sales and marketing expenses will continue to increase in absolute dollar amounts but will decrease as a percentage of total revenues in future years.

        Research and development.    Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers, and technical writers. Research and development expenses increased 17% from approximately $12.5 million for the year ended December 31, 2000 to approximately $14.6 million for the year ended December 31, 2001. This increase resulted from an increase in the number of internal and contract software developers and quality assurance personnel needed to support our product development and testing activities. Research and development expenses represented 38% of our total revenues for the year ended December 31, 2000 and 23% for the year ended December 31, 2001. We believe that we must continue to invest in research and development in order to develop new products and services. As a result, we anticipate that research and development expenses will continue to increase in absolute dollar amounts but decrease as a percentage of total revenues in future years.

        General and administrative.    General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. These expenses also include fees for legal, audit and accounting, and other professional services. General and administrative expenses increased 53% from approximately $5.9 million for the year ended December 31, 2000 to approximately $9.1 million for the year ended December 31, 2001. This increase resulted from the addition of executive, finance and administrative personnel to support the growth of our business. General and administrative expenses represented 18% of our total revenues for the year ended December 31, 2000 and 14% for the year ended December 31, 2001. We believe our general and administrative expenses will continue to increase in absolute dollar amounts, but decrease as a percentage of total revenues as we expand our administrative staff, domestically and internationally, and incur additional expenses associated with being a public company. We expect these expenses to include annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and additional legal, accounting and consulting fees.

        Depreciation.    Depreciation expense increased 43% from approximately $2.3 million for the year ended December 31, 2000 to approximately $3.2 million for the year ended December 31, 2001. This increase resulted from the depreciation of fixed assets purchased to build the infrastructure needed to support the growth of our business. Depreciation expense represented 7% and 5% of our total revenues for the year ended December 31, 2000 and 2001, respectively.

        Amortization.    Amortization expense increased 233% from approximately $6.7 million for the year ended December 31, 2000 to approximately $22.3 million for the year ended December 31, 2001. This increase was due to the amortization of goodwill and intangible assets from the acquisition of Ford's global customs operations in July 2000 and the Speedchain acquisition in March 2001. Amortization expense represented 21% of our total revenues for the year ended December 31, 2000 and 35% for the year ended December 31, 2001. On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill. As of January 1, 2002 we expect to have unamortized goodwill of approximately $62.2 million. On January 1, 2002 we adopted the nonamortization approach under SFAS No. 142 for our goodwill. In the aggregate, amortization for future periods is expected to be approximately $580,000 for the years ending December 31, 2002 and 2003 and approximately $380,000 for the year ending December 31, 2004.

        In-process research and development.    For the year ended December 31, 2001, we incurred a one-time IPR&D charge of approximately $6.9 million associated with the acquisition of Speedchain. We valued IPR&D acquired in the Speedchain acquisition consummated on March 29, 2001 at approximately $6.9 million based on an independent appraisal of the development project for which technological feasibility has not been established and no alternative future uses exist. The acquired IPR&D project is targeted at the supply chain event management and e-logistics market.

        Stock-based compensation.    We recorded deferred compensation of approximately $6.4 million in the last six months of 1999 and approximately $13.1 million for the year ended December 31, 2000. These amounts represent the aggregate difference between the exercise price and the fair value for accounting purposes of the underlying common stock at the date of grant. On March 29, 2001, $465,000 of deferred compensation was recorded in connection with the unvested stock options that were assumed in connection with the Speedchain acquisition. These amounts are included as a component of stockholders' equity and are being amortized on an accelerated basis over the applicable vesting period.

        For the years ended December 31, 1999, 2000 and 2001, we amortized approximately $378,000, $10.2 million and $5.6 million of deferred compensation, respectively. We expect to amortize deferred compensation of approximately $2.6 million, $941,000 and $45,000 for the years ending December 31, 2002, 2003 and 2004. The amount of stock option compensation expense to be recorded in future periods could decrease if options are forfeited for which accrued but unvested compensation has been recorded.

        Other income (expenses), net.    Other income (expenses), net fluctuates based on the amount of cash balances available for investment, borrowings under our line of credit, interest and other expense related to our equipment borrowings and realized gains and losses on investments. Other income (expenses), net increased from approximately $1.0 million for the year ended December 31, 2000 to approximately $2.6 million for the year ended December 31, 2001. This increase reflects the interest and other income earned on our proceeds from our initial public offering completed in October 2000 currently maintained in short-term investments, offset by the additional interest and other expense on the equipment line of credit.

        Income taxes.    No provision for income taxes has been recorded for either the year ended December 31, 2000 or for the year ended December 31, 2001 due to accumulated net operating losses. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.

        As of December 31, 2001, we had net operating loss carry-forwards for federal tax purposes of approximately $70.5 million. These federal tax loss carry-forwards are available to reduce future taxable income and begin to expire in 2011. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership have occurred, and as a result, our future utilization of these net operating carry-forwards that we accumulated prior to the change in ownership will be subject to an annual limitation. We have also generated foreign net operating losses of approximately $5.0 million that are available for carry-forward. We may generate additional net operating loss carry-forwards in the future.

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

        Cost of services revenues.    The cost of services revenues increased 29% from approximately $10.1 million for the year ended December 31, 1999 to approximately $13.0 million for the year ended December 31, 2000. This increase resulted from the hiring and training of consulting and training personnel to support our increased client base. The cost of services revenues as a percentage of services revenues was 85% for year ended December 31, 1999 and 79% for year ended December 31, 2000. This decrease reflects the productivity improvements that we have made in both our Trade Management Consulting as well as our implementation and training organizations

Operating Expenses

        Sales and marketing.    Sales and marketing increased 95% from approximately $7.1 million for year ended December 31, 1999 to approximately $13.9 million for the year ended December 31, 2000. This increase resulted from our continued investment in our sales and marketing infrastructure, both domestically and internationally. These investments included significant personnel and related expenses, recruiting fees, travel expenses, and related facility and equipment costs. In addition, we increased marketing activities, including trade shows, public relations, direct mail campaigns and other promotional activities during this period. Sales and marketing expenses represented 37% of our total revenues for the year ended December 31, 1999 and 42% for the year ended December 31, 2000.

        Research and development.    Research and development expenses increased 102% from approximately $6.2 million for the year ended December 31, 1999 to approximately $12.5 million for the year ended December 31, 2000. This increase resulted from an increase in the number of internal and contract software developers and quality assurance personnel needed to support our product development and testing activities. Research and development expenses represented 32% of our total revenues for the year ended December 31, 1999 and 38% for the year ended December 31, 2000.

        General and administrative.    General and administrative expenses increased 61% from approximately $3.7 million for the year ended December 31, 1999 to approximately $5.9 million for the year ended December 31, 2000. This increase resulted from the addition of executive, finance and administrative personnel to support the growth of our business. General and administrative expenses represented 19% of our total revenues for the year ended December 31, 1999 and 18% of our total revenues for the year ended December 31, 2000.

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

        Amortization.    Amortization expense increased approximately $6.4 million from approximately $313,000 for the year ended December 31, 1999 to approximately $6.7 million for the year ended December 31, 2000. This increase resulted from the amortization of goodwill and intangible assets from the acquisition of Ford's Global Customs Operations in July 2000. Amortization expense represented 2% of our total revenues for the year ended December 31, 1999 and 21% for the year ended December 31, 2000. As part of the Ford transaction, we acquired an assembled workforce that was valued at approximately $6.5 million. This value was allocated to each country in which we provide services to Ford, based upon the number of employees in each country, and the related amortization will be recorded on a straight-line basis over three years from the date we assume Ford's customs operations in each country. As part of the Ford transaction, we also acquired the perpetual right to use their technology royalty free. This asset was valued at approximately $2.3 million and will be amortized on a straight-line basis over four years. In addition to recording the value associated with the assembled workforce and the licensed technology, we will record approximately $70.1 million in goodwill. The goodwill will be amortized on a straight-line basis over four years. On January 1, 2002, in accordance with No. SFAS 141, we reclassified our assembled workforce intangible assets to goodwill and we adopted the nonamortization approach under SFAS No. 142 for our goodwill.

        Stock-based compensation.    Stock-based compensation expense increased from approximately $378,000 for the year ended December 31, 1999 to approximately $10.2 million for the year ended December 31, 2000.

        Other income (expenses), net.    Other income (expenses), net fluctuates based on the amount of cash balances available for investment, borrowings under our line of credit, interest and other expense related to our term loans and realized gains and losses on investments. Other income (expenses), net increased from approximately $181,000 for the year ended December 31, 1999 to approximately $1.0 million for the year ended December 31, 2000. This increase reflects the additional interest and other expense on the equipment line of credit for the year ended December 31, 2000, offset by the interest and other income earned on the proceeds from our initial public offering completed in October 2000 currently maintained in short-term investments.

        Income taxes.    No provision for income taxes has been recorded for either the year ended December 31, 1999 or the year ended December 31, 2000 due to accumulated net operating losses. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.

Liquidity and Capital Resources

        We had cash and cash equivalents and short-term investments of $73.8 million as of December 31, 2001, a decrease of $16.9 million from $90.7 million as of December 31, 2000.

        We have a secured revolving line of credit and an equipment line of credit with PNC Bank. As of December 31, 2000 and December 31, 2001, the outstanding balance under the equipment line of credit was approximately $2.9 million and $4.2 million, respectively, and there were no amounts outstanding under the secured revolving line of credit. The revolving line of credit was scheduled to expire on December 31, 2000 and was extended to April 30, 2001. In May 2001, we renegotiated and amended our secured revolving line of credit and equipment line of credit. As amended, we may now borrow up to $10 million under the revolving line of credit, with a $2.5 million sub-limit for the issuance of letters of credit. Advances under the revolving line of credit are limited to the lesser of $10 million or the sum of 80% of eligible accounts receivable, as defined in the loan agreement. The revolving line of credit bears interest at the greater of the bank's prime rate or the overnight federal funds rate (4.75% as of December 31, 2001). The revolving line of credit matures in May 2002.

        We may borrow up to $6.4 million under the equipment line of credit. The equipment line of credit bears interest at the bank's prime rate plus 50 basis points (5.25% as of December 31, 2001). The equipment line of credit has two interest-only payment periods. Amounts borrowed until November 15, 2001 are subject to interest-only payments. After this date, we are required to make principal and interest payments to repay these borrowings over a period of 30 months. The second interest-only payment period applies to borrowings made from November 16, 2001 to May 15, 2002. After May 15, 2002, we are required to make principal and interest payments to repay the borrowings from the second interest-only period over a period of 30 months, and no additional borrowings may occur thereafter.

        The terms of the revolving line of credit and equipment line of credit require us to comply with certain financial covenants including, but not limited to, restrictions and limitations on future indebtedness, sale of assets and material changes in our business. The financial covenants include a minimum quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.0 to 1.0 for 2001 and 1.5 to 1.0 for 2002 and thereafter. The most restrictive of the financial covenants is that our negative operating income shall not be in excess of the amounts specified below (in thousands):

As of the Quarter Ended	Negative Operating Income
March 31, 2001	$6,500
June 30, 2001	6,500
September 30, 2001	5,000
December 31, 2001	3,500
March 31, 2002	2,500
June 30, 2002	1,000
September 30, 2002	0
Thereafter	0

        Negative operating income is defined in the loan agreement as loss from operations plus, to the extent they have been deducted in determining the loss from operations, the sum of non-cash expenses including amortization of goodwill, amortization of intangibles and stock-based compensation expenses, less the sum of non-cash items of income, plus net interest and other income/other expense, as calculated in accordance with generally accepted accounting principles.

        Amounts borrowed for capital leases are due over 36 to 48-month repayment periods and are collateralized by our intellectual property. As of December 31, 2000 and December 31, 2001, the outstanding balance under this capital lease agreement was approximately $699,000 and $309,000, respectively.

        Net cash used in operating activities totaled approximately $5.7 million in 1999, $19.7 million in 2000 and $18.3 million in 2001. Net cash flows from operating activities reflect net losses of approximately $10.5 million in 1999, $35.8 million in 2000 and $45.8 million in 2001 are offset by the non-cash expenses relating to depreciation and amortization, stock-based compensation and provision for doubtful accounts. In addition, the net cash used in operations increased due to the increase in accounts receivable and a decrease in accrued compensation and deferred revenues.

        Net cash provided by (used in) investing activities was approximately ($3.2) million in 1999, ($69.4) million in 2000 and $6.4 million in 2001. Our investing activities reflect the additions of property and equipment and purchases and sales of short-term investments. We anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support expansion of our sales, marketing and research and development activities.

        Net cash provided by financing activities was approximately $2.1 million in 1999, $108.0 million in 2000 and $3.2 million in 2001. These financing cash flows primarily reflect the net proceeds from the sale of our stock. In October 2000, we completed an initial public offering and raised approximately $86.1 million in proceeds, net of offering expenses and underwriting commissions.

        We expect to pay approximately $2.2 million, $1.3 million, $938,000 and $146,000 on our equipment line of credit and lease agreements in 2002, 2003, 2004, and 2005, respectively. We will fund these commitments through our current cash resources and our future cash flow from operations.

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

        In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies. We believe that our current cash resources will be sufficient to meet our working capital and capital requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

        The Company reimburses Ford for certain expenses in connection with the acquisition of Ford's global customs operations. The Company expects to pay approximately $458,000 in fees to Ford each month for the reimbursement of expenses incurred by Ford for the use of facilities, the costs of leased employees and the maintenance and expenses related to the acquired technology. We expect these payments to decrease as we leverage our existing facilities and deploy our technology.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill. On January 1, 2002 we adopted the nonamortization approach under SFAS No. 142 for our goodwill. In the aggregate, amortization for the year ended December 31, 2001 was approximately $21.7 million. As of January 1, 2002 we expect to have unamortized goodwill of approximately $62.2 million. In the aggregate, amortization for future periods is expected to be approximately $580,000 for the years ending December 31, 2002 and 2003 and approximately $380,000 for the year ending December 31, 2004. We are currently evaluating the impact of SFAS No. 142 on our results of operations.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. This new standard is effective in the first quarter of 2003. We do not believe that SFAS No. 143 will have a material effect on our financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, and "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is effective in the first quarter of 2002. We do not believe that SFAS No. 144 will have a material effect on our financial statements.

Item 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        We develop products in the United States and market our products in North America, and to a lesser extent, Europe, Canada, Mexico and the Asia-Pacific region. Accordingly, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As a majority of sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We do not expect any material adverse effect on our consolidated financial position, results of operations or cash flows due to movements in any specific foreign currency.

        We currently do not use financial instruments to hedge operating expenses of our European, Mexican or Canadian subsidiaries. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. We have existing obligations relating to amounts outstanding under our equipment line of credit and amounts borrowed under capital lease arrangements. These financial instruments expose us to interest rate risk as our lending institution changes its prime rate. As disclosed in Note 4 of our consolidated financial statements, which are included as part of this Form 10-K, we have approximately $4.2 million in variable rate debt as of December 31, 2001. The significant terms of our debt facilities are fully disclosed in Note 4 of the consolidated financials statements. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. We do not hold or issue derivative securities, derivative commodity instruments or other financial instruments for trading purposes. Therefore, no quantitative tabular disclosures are required.

        We have a substantial amount of intangible assets. Although as of December 31, 2001, we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements, and related notes thereto, of Vastera and the Report of Independent Auditors are filed as part of this Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vastera, Inc.:

        We have audited the accompanying consolidated balance sheets of Vastera, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vastera, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                      /s/  ARTHUR ANDERSEN LLP

                      Arthur Andersen LLP

Vienna, Virginia
January 23, 2002

VASTERA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2000	2001
Assets
Current assets:
Cash and cash equivalents	$19,693	$10,982
Short-term investments	70,978	62,789
Accounts receivable, net of allowance of $665 and $632 for doubtful accounts, respectively	11,163	14,294
Prepaid expenses and other current assets	1,653	2,485

Total current assets	103,487	90,550
Property and equipment, net	6,183	7,934
Intangible assets, net	75,302	64,536
Deposits and other assets	538	840

Total assets	$185,510	$163,860

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit and capital lease obligations, current	$1,837	$2,207
Accounts payable	2,896	3,167
Accrued expenses	3,422	5,313
Accrued compensation and benefits	3,683	4,588
Deferred revenue, current	10,171	6,936

Total current liabilities	22,009	22,211
Long-term liabilities:
Line of credit and capital lease obligations, net of current portion	1,787	2,344
Deferred revenue, net of current portion	2,704	1,487

Total liabilities	26,500	26,042

Commitments and contingencies (See Note 8)
Stockholders' equity:
Common stock, $0.01 par value; 100,000 shares authorized; 36,336 and 38,692 shares issued and outstanding, respectively	363	387
Additional paid-in capital	292,887	311,930
Accumulated other comprehensive income (loss)	66	240
Deferred compensation	(8,927)	(3,607)
Accumulated deficit	(125,379)	(171,132)

Total stockholders' equity	159,010	137,818

Total liabilities and stockholders' equity	$185,510	$163,860

The accompanying notes are an integral part of these consolidated balance sheets.

VASTERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	1999	2000	2001
Revenues:
Subscription/transaction revenues	$7,261	$16,641	$43,695
Services revenues	11,869	16,329	19,212

Total revenues	19,130	32,970	62,907

Cost of revenues:
Cost of subscription/transaction revenues (excluding stock-based compensation of $0, $334 and $185, respectively)	692	5,431	18,172
Cost of services revenues (excluding stock-based compensation of $27, $1,426 and $788, respectively)	10,078	12,955	13,254

Operating expenses:
Sales and marketing (excluding stock-based compensation of $135, $4,077 and $2,257, respectively)	7,143	13,920	18,154
Research and development (excluding stock-based compensation of $56, $987 and $546, respectively)	6,194	12,482	14,583
General and administrative (excluding stock-based compensation of $160, $3,343 and $1,850, respectively)	3,680	5,923	9,053
Depreciation	1,312	2,262	3,239
Amortization	313	6,707	22,309
In-process research and development	—	—	6,901
Stock-based compensation	378	10,167	5,626

Total operating expenses	19,020	51,461	79,865

Loss from operations	(10,660)	(36,877)	(48,384)
Other income (expense):
Interest and other income	421	1,354	3,373
Interest and other expense	(240)	(306)	(742)

Total other income (expense)	181	1,048	2,631

Net loss	$(10,479)	$(35,829)	$(45,753)
Dividends and accretion on redeemable convertible preferred stock	(19,347)	(35,877)	—

Net loss applicable to common stockholders	$(29,826)	$(71,706)	$(45,753)

Basic and diluted net loss per common share	$(4.92)	$(4.90)	$(1.22)

Weighted-average common shares outstanding	6,065	14,620	37,650

Pro forma basic and diluted net loss per common share		$(1.47)	$(1.22)

Pro forma weighted-average common shares outstanding		24,441	37,650

The accompanying notes are an integral part of these consolidated financial statements.

VASTERA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

		Common Stock			Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)			Additional Paid-In Capital		Deferred Compensation	Accumulated Deficit
		Shares	Amount					Total
Balance, December 31, 1998		5,502	$55	$1,029	$—	$—	$(23,847)	$(22,763)
Net loss	$(10,479)	—	—	—	—	—	(10,479)	(10,479)
Changes in net unrealized losses on investments	(41)	—	—	—	(41)	—	—	(41)

Comprehensive loss	$(10,520)

Issuance of warrants to purchase Series D-1 preferred stock		—	—	231	—	—	—	231
Exercise of stock options		172	2	170	—	—	—	172
Deferred stock compensation		—	—	6,421	—	(6,421)	—	—
Amortization of deferred stock compensation		—	—	—	—	378	—	378
Issuance of common stock in connection with acquisition		756	7	1,914	—	—	—	1,921
Dividends and accretion on redeemable convertible preferred stock		—	—	—	—	—	(19,347)	(19,347)

Balance, December 31, 1999		6,430	64	9,765	(41)	(6,043)	(53,673)	(49,928)
Net loss	(35,829)	—	—	—	—	—	(35,829)	(35,829)
Foreign currency translation adjustment	(136)	—	—	—	(136)	—	—	(136)
Changes in net unrealized gain on investments	243	—	—	—	243	—	—	243

Comprehensive loss	$(35,722)

Dividend for beneficial conversion feature on Series E preferred stock		—	—	—	—	—	(8,115)	(8,115)
Exercise of stock options		592	6	1,311	—	—	—	1,317
Exercise of warrants		555	6	988	—	—	—	994
Deferred stock compensation		—	—	13,051	—	(13,051)	—	—
Amortization of deferred stock compensation		—	—	—	—	10,167	—	10,167
Issuance of common stock in connection with acquisition		8,000	80	79,120	—	—	—	79,200
Issuance of common stock in initial public offering, net of expenses		6,900	69	86,075	—	—	—	86,144
Conversion of preferred stock		13,859	138	102,577	—	—	—	102,715
Dividends and accretion on redeemable convertible preferred stock		—	—	—	—	—	(27,762)	(27,762)

Balance, December 31, 2000		36,336	363	292,887	66	(8,927)	(125,379)	159,010
Net loss	(45,753)	—	—	—	—	—	(45,753)	(45,753)
Foreign currency translation adjustment	(70)	—	—	—	(70)	—	—	(70)
Changes in net unrealized gain on investments	244	—	—	—	244	—	—	244

Comprehensive loss	$(45,579)

Exercise of stock options		1,142	12	3,066	—	—	—	3,078
Exercise of warrants		77	1	293	—	—	—	294
Deferred stock compensation		—	—	465	—	(465)	—	—
Amortization of deferred stock compensation, net of adjustments		—	—	(159)	—	5,785	—	5,626
Issuance of common stock in connection with acquisition		944	9	13,542	—	—	—	13,551
Issuance of common stock for employee stock purchase plan		193	2	1,836	—	—	—	1,838

		38,692	$387	$311,930	$240	$(3,607)	$(171,132)	$137,818

The accompanying notes are an integral part of these consolidated financial statements.

VASTERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net loss	$(10,479)	$(35,829)	$(45,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	378	10,167	5,626
Depreciation and amortization	1,625	8,969	25,548
Provision for allowance for doubtful accounts	300	450	1,079
In-process research and development	—	—	6,901
Amortization of revenue discount related to Ford contract	—	125	300
Amortization of revenue discount related to warrants issued to a customer	6	225	—
Changes in operating assets and liabilities:
Accounts receivable	(1,925)	(6,385)	(4,210)
Prepaid expenses and other current assets	(102)	(1,437)	(834)
Deposits and other assets	(536)	94	(312)
Accounts payable and accrued expenses	1,863	218	(1,707)
Accrued compensation and benefits	491	1,949	(484)
Deferred revenue	2,666	1,787	(4,450)

Net cash used in operating activities	(5,713)	(19,667)	(18,296)

Cash flows from investing activities:
Acquisitions of subsidiaries	(539)	—	—
Net (purchases) sales of short-term investments	(1,548)	(66,827)	8,433
Acquisition of property and equipment	(1,148)	(2,555)	(2,015)

Net cash (used in) provided by investing activities	(3,235)	(69,382)	6,418

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock	2,339	16,974	—
Proceeds from the exercise of warrants	—	4,740	294
Net proceeds from issuance of common stock in initial public offering	—	86,144	—
Proceeds from the exercise of stock options and issuance of common stock for the employee stock purchase plan	172	1,317	4,916
Proceeds from the issuance of long-term debt	150	—	—
Principal payments on long-term debt	(544)	(1,155)	(2,002)

Net cash provided by financing activities	2,117	108,020	3,208

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(239)	(41)

Net (decrease) increase in cash and cash equivalents	(6,831)	18,732	(8,711)
Cash and cash equivalents, beginning of year	7,792	961	19,693

Cash and cash equivalents, end of year	$961	$19,693	$10,982

The accompanying notes are an integral part of these consolidated financial statements.

VASTERA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company:

Nature of the Business

        Vastera, Inc. ("Vastera" or the "Company") is a leading provider of web-native solutions for global trade management and was incorporated in Virginia in November 1991 under the name Export Software International, Inc. The Company reincorporated in Delaware in July 1996 and changed its name to Vastera, Inc. in June 1997. The Company has operations in the United States, Mexico, Canada, Japan and the United Kingdom.

        The Company's offerings include a library of global trade content, web-native software solutions and management consulting and managed services. Managed services range from management of a specific global trade function to providing complete management of a client's global trade operations. The Company's customers utilize these offerings to manage their global trade processes. Global trade involves the shipment of goods between countries and the management of information and business processes to complete shipment.

        The Company's operations are subject to certain risks and uncertainties, including among others, uncertainties relating to product development, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, the potential loss of significant customers, dependence on key management personnel, limited protection of intellectual property and proprietary rights, uncertainty of future profitability and possible fluctuations in financial results.

Acquisitions

        On March 29, 2001, the Company acquired Speed Chain Network, Inc. ("Speedchain"), a development stage company with no revenues since its inception in 1999. Speedchain was a supply chain event management and global e-logistics solutions provider. The acquisition was effected through the merger of Speedchain into one of Vastera's wholly owned subsidiaries, Vastera Acquisition Corporation. The acquisition was accounted for under the purchase method of accounting and the operating results of Speedchain have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

        Under the terms of the acquisition agreement, the Company issued an aggregate of 944,485 shares of common stock in exchange for all of the outstanding preferred stock and common stock of Speedchain. The shares of common stock issued by the Company were valued at $14.00 per share, the average of the closing prices for the three days before and three days after March 1, 2001, the date the acquisition was announced. The Company also issued options to acquire approximately 24,000 shares of its common stock in exchange for the vested Speedchain stock options assumed in the business combination. The options were valued at approximately $328,000 using the Black-Scholes model assuming 128 percent volatility, a risk-free interest rate of 6.19 percent, and an expected life of three years. On March 29, 2001, the Company also issued options to acquire approximately 64,000 shares of its common stock in exchange for the unvested Speedchain stock options assumed in the business combination. Accordingly, the Company recorded $465,000 of deferred compensation that will be amortized on an accelerated basis over the remaining vesting period of these options.

        The aggregate purchase price was determined as follows (in thousands):

Value
Fair value of common stock	$13,223
Fair value of options	328
Assumed liabilities	3,401
Transaction costs and other	1,860

Aggregate purchase price	$18,812

        The acquisition resulted in an allocation of the purchase price to the net tangible and intangible assets of Speedchain, as well as the write-off of the portion of the purchase price allocated to in-process research and development ("IPR&D") projects. The Company has allocated the purchase price based upon the fair values of the assets and the liabilities acquired.

        The purchase price has been allocated on a preliminary basis as follows (in thousands):

Value
Current assets	$38
Property and equipment	57
Assembled workforce	300
IP R&D	6,901
Goodwill	11,516

$18,812

        The amounts allocated to assembled workforce and goodwill are being amortized on a straight-line method over the estimated useful life of these assets, which are two years and four years, respectively. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" these intangible assets will no longer be amortized after January 1, 2002.

        The Company valued IPR&D projects acquired in the acquisition at approximately $6.9 million, based upon the results of an independent appraisal of the development projects for which technological feasibility has not been established and no alternative future uses exist. The acquired IPR&D projects are targeted at the supply chain event management and e-logistics market.

        The value of the IPR&D projects identified was determined by estimating the future cash flows from each of the respective projects at the assumed date of commercial feasibility, discounting these net cash flows back to their present value and then applying a percentage of completion to the calculated present value. The percentage of completion for the projects were determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the projects completed as of March 29, 2001, as compared to the remaining research and development to be completed to bring the projects to technical feasibility. Speedchain's projects started in February 2000 and, as of March 29, 2001, the Company estimated the projects were approximately 70 percent complete.

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

        In connection with the Speedchain acquisition, the Company recognized approximately $550,000 in liabilities as the cost associated with closing redundant facilities and terminating certain employees. These activities resulted in the termination of the employment of eight employees in connection with the elimination of duplicative positions and the restructuring of certain operations. Approximately $300,000 of this accrual was paid out in 2001 and management expects the remaining accrual will be paid out in 2002.

        The following unaudited pro forma information (in thousands) has been prepared as if the acquisition of Speedchain had occurred as of January 1, 2000, excluding the one-time IPR&D charge of approximately $6.9 million.

	Pro Forma for the Year Ended December 31, 2000	Pro Forma for the Year Ended December 31, 2001
	(Unaudited)	(Unaudited)
Total revenues	$32,970	$62,907
Net loss	(79,540)	(41,679)
Pro forma basic and diluted loss per common share	(3.12)	(1.11)

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

        Ford received 8,000,000 shares of the Company's common stock valued at approximately $79.2 million in exchange for Ford's global customs operations. The purchase price, including transaction costs of approximately $855,000, has been allocated based on fair values to the intangible assets with estimated useful lives as follows (in thousands):

	Value	Estimated Useful Life
Assembled Workforce	$6,500	3 yrs
Acquired Technology	2,300	4 yrs
Ford contract	1,200	4 yrs
Goodwill	70,055	4 yrs

	$80,055

        If the acquisition of Ford's global customs operations had occurred as of January 1, 1999, the pro forma effect would result in approximately a $166,000 (unaudited) and $464,000 (unaudited) increase to revenues and a $38,983,000 (unaudited) and $25,328,000 (unaudited) increase to total expenses for the years ended December 31, 1999 and 2000, respectively. The pro forma basic and diluted loss per common share would increase by $(1.38) (unaudited) and $(.58) (unaudited) for the years ended December 31, 1999 and 2000, respectively. The unaudited pro forma results including the acquisition of

Ford's global customs operations do not reflect the revenues that would have been earned under the Ford contract had the acquisition occurred as of January 1, 1999. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the periods presented or the future results of the combined operations.

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

        The shareholders of Deltac received $100,000 in cash and 189,000 shares of common stock of Vastera, valued at $409,000, in exchange for all of the outstanding common stock of Deltac. The excess of the purchase price over the fair value of the net assets of Deltac was approximately $512,000. This amount was allocated to goodwill and is being amortized on a straight-line basis over five years. The following unaudited pro forma information has been prepared as if the acquisitions of Deltac and Quantum had occurred as of January 1, 1999 (in thousands):

Pro Forma for the Year Ended December 31, 1999
(Unaudited)
Total revenues	$19,708
Net loss	(10,684)
Pro forma basic and diluted loss per common share	(.66)

        The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made at the beginning of the periods presented or the future results of the combined operations.

2.    Summary of Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are most susceptible to change are the Company's estimates of collections of accounts receivable and the estimated lives and the realization of its intangible assets.

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

        Subscription-based revenues are derived from term-license arrangements in which the Company's clients license its software products and obtain the right to unspecified enhancements on a when-and-if-available basis and ongoing support and content update services. Revenues are recognized ratably over the contract term. Terms of subscription arrangements typically range from three to five years.

        Transaction-based revenues are derived from agreements that provide for transaction fees based on a client's usage of the Company's software products or on the performance of its managed services solutions. Revenues from the usage of its software products are recognized as transactions occur. Managed services solutions include the processing of its clients' custom entries and the classification of its clients' goods. Managed services transaction arrangements are often subject to annual or quarterly minimum transaction thresholds and revenues have been recognized based on the lower of the cumulative actual transactions processed using a weighted-average transaction rate or the amount billable for the period. For those managed services transaction arrangements that are subject to annual minimums and the amount billable for interim periods is limited to the pro-rata portion of the annual minimum, transactions processed in excess of the minimum in each interim period are not billable until the end of the annual period. In addition, Vastera may receive annual gainsharing fees under certain managed services transaction arrangements based on a percentage of the client's annual cost savings, as defined in the managed services arrangements.

        Perpetual software license revenues are derived from perpetual software license arrangements and related maintenance contracts. Maintenance contracts include the right to unspecified enhancements on a when-and-if available basis, ongoing support and content update services. The content updates provided under maintenance arrangements are significant and frequent and thus the entire arrangement is in substance a subscription. Revenues from perpetual software license sales are recognized ratably over the estimated economic life of the product. The Company has estimated that the life of the product is three years, which is consistent with the historical periods between major upgrades to the functionality and architecture of its products such that the Company would charge all customers a new fee to migrate to the new version. Revenues from maintenance contracts are recognized ratably over the contract term, typically one year.

Services Revenues

        Services revenues are derived from implementation, management consulting and training services. Services are performed on a time and materials basis or under fixed price arrangements and are recognized as the services are performed or using the percentage of completion method of accounting. Losses on arrangements are recognized when known.

Deferred Revenues

        Deferred revenues include amounts billed to clients for revenues that have not been recognized and generally result from billed, but deferred subscription/transaction revenues and services not yet rendered. Deferred revenues will be recognized on a monthly basis over the term or the remaining economic life of the product or when the services are performed.

Cost of Revenues

        Cost of revenues includes the cost of our subscription/transaction revenues and the cost of our services revenues.

        Cost of subscription/transaction revenues includes royalties owed to third parties for technology products integrated into our software products, as well as the cost of salaries and related expenses for our technical support and managed services organizations.

        Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting and training services provided to clients, as well as the cost of third parties contracted to provide either application consulting or implementation services to clients.

Software Development Costs

        In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of the Company's products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant, and therefore, the Company has not capitalized any software development costs.

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

Accounts Receivable

        As of December 31, 2000 and 2001, the Company had approximately $422,000 and $203,000, respectively, of unbilled revenue included in accounts receivable. Unbilled amounts primarily relate to services performed but not yet billed under fixed price arrangements.

Investments

        The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company considers all of its investments as of December 31, 2000 and 2001, to be available-for-sale. Investments consist of commercial paper and government/federal notes and bonds with maturities greater than 90 days. Investments are carried at fair market value.

        As of December 31, 2000 and 2001, the Company recognized approximately $243,000 and $244,000, respectively, of changes in net unrealized gains on investments in debt securities as a component of stockholders' equity.

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. The Company limits the amount of investment exposure in any one financial instrument and does not have any foreign currency investments. The Company sells products and services to customers across several industries throughout the world without requiring collateral. However, the Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses.

        As of December 31, 2000, no customer accounted for more than 10 percent of total accounts receivable. As of December 31, 2001, Ford accounted for 32 percent and another customer accounted for 13 percent of total accounts receivable.

Prepaid Commissions

        The Company defers commissions paid to employees and recognizes the expense ratably over the term of the arrangement or in proportion to the recognition of the related revenue. Prepaid commissions are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Depreciation and Amortization

        Property and equipment is carried at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Assets acquired under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the leases. Goodwill related to the 1999 acquisitions is amortized using the straight-line method over five years. Intangible assets, consisting of goodwill, assembled workforce, acquired technology, and the Ford contract, related to the acquisition of Ford's global customs operations, were amortized using the straight-line method over three to four years. The value assigned to the Ford contract is being amortized as a discount to revenue over the minimum term of the contract. The value assigned to the assembled workforce has been allocated to each country in which the Company acquired Ford's global customs operations, based upon the number of employees in each country. The related amortization is recorded on a straight-line basis over three years from the date the Company assumes Ford's customs operations in each country. Goodwill related to the Ford acquisition is amortized using the straight-line method over four years. The amounts allocated to assembled workforce and goodwill from our Speedchain acquisition are being amortized on a straight-line method over the estimated useful life of these assets, which are two years and four years, respectively.

        On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill and adopted the nonamortization approach under SFAS No. 142 for our goodwill. Under a nonamortization approach, goodwill will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill is more than its fair value.

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

Net Loss Per Common Share

        Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 1999, 2000 and 2001, options to purchase approximately 4,728,000, 6,731,000 and 7,533,000 shares of common stock, respectively; warrants to purchase approximately 1,248,000, 80,000, and zero shares of common stock, respectively, were outstanding; and as of December 31, 1999, approximately 6,085,000 shares of redeemable convertible preferred stock that were convertible into approximately 10,327,000 shares of common stock were outstanding. Due to the anti-dilutive effect of the options, warrants and redeemable convertible preferred stock, they have been excluded from the calculation of weighted-average shares for diluted earnings per share. As a result, the basic and diluted loss per share amounts are identical.

        Unaudited pro forma loss per common share is computed using the pro forma weighted-average number of common shares outstanding for the period. Pro forma weighted-average common shares include the assumed conversion of all outstanding convertible preferred stock into common stock as of the beginning of the periods presented.

Foreign Currency Translation

        The Company's functional currency in all foreign locations is the local currency. Assets and liabilities are translated into U. S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. If material, gains and losses resulting from translation are included in accumulated other comprehensive loss in stockholders' equity. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. There were no material gains or losses resulting from translation or foreign currency exchange transactions for the year ended December 31, 1999. The Company incurred a loss included in comprehensive income (loss) in the accompanying consolidated financial statements of approximately $136,000 and $70,000 from the translation of its foreign subsidiary's assets and liabilities into U.S. dollars for the years ended December 31, 2000 and 2001, respectively. There were no material gains and losses from foreign currency exchange transactions for the same periods.

Comprehensive Income (Loss)

        As of December 31, 1999, accumulated other comprehensive income (loss) includes unrealized gains and losses on investments. As of December 31, 2000 and 2001, accumulated other comprehensive loss includes unrealized gains and losses on investments and foreign currency translation adjustments.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill. On January 1, 2002 we adopted the nonamortization approach under SFAS No. 142 for our goodwill. As of January 1, 2002 we expect to have unamortized goodwill of approximately $62.2 million. In the aggregate, amortization for the year ended December 31, 2001 was approximately $21.7 million. In the aggregate, amortization for future periods is expected to be approximately $580,000 for the years ending December 31, 2002 and 2003 and approximately $380,000 for the year ending December 31, 2004. We are currently evaluating the impact of SFAS No. 142 on our results of operations.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. This new standard is effective in the first quarter of 2003. The Company does not believe that SFAS No. 143 will have a material effect on its results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is effective in the first quarter of 2002. The Company does not believe that SFAS No. 144 will have a material effect on its results of operations.

3.    Property and Equipment and Intangible Assets:

        Property and equipment consists of the following (in thousands):

	December 31,
	2000	2001
Computer equipment	$4,384	$6,997
Software	2,859	3,702
Furniture and equipment	2,739	4,007
Leasehold improvements	1,099	1,433

	11,081	16,139
Less-Accumulated depreciation	(4,898)	(8,205)

Property and equipment, net	$6,183	$7,934

        Intangible assets consist of the following (in thousands):

	December 31,
	2000	2001
Assembled workforce	$6,500	$6,800
Acquired technology	2,300	2,300
Ford contract	1,200	1,200
Goodwill	72,447	83,963

	82,447	94,263
Less-Accumulated amortization	(7,145)	(29,727)

Intangible assets, net	$75,302	$64,536

4.    Long-Term Debt:

Line of Credit

        The Company has a secured revolving line of credit and an equipment line of credit with PNC Bank. As of December 31, 2000 and December 31, 2001, the outstanding balance under the equipment line of credit was approximately $2.9 million and $4.2 million, respectively, and there were no amounts outstanding under the secured revolving line of credit. The revolving line of credit was scheduled to expire on December 31, 2000 and was extended to April 30, 2001. In May 2001, the Company renegotiated and amended its secured revolving line of credit and equipment line of credit. As amended, the Company may now borrow up to $10 million under the revolving line of credit, with a $2.5 million sub-limit for the issuance of letters of credit. Advances under the revolving line of credit are limited to the lesser of $10 million or 80 percent of eligible accounts receivable, as defined in the loan agreement. The revolving line of credit bears interest at the greater of the bank's prime rate or the overnight federal funds rate (4.75 percent as of December 31, 2001). The revolving line of credit matures in May 2002.

        The Company may borrow up to $6,439,649 under the equipment line of credit. The equipment line of credit bears interest at the bank's prime rate plus 50 basis points (5.25 percent as of December 31, 2001). The equipment line of credit has two interest-only payment periods. Amounts borrowed until November 15, 2001 are subject to interest-only payments. After this date, the Company is required to make principal and interest payments to repay these borrowings over a period of 30 months. The second interest-only payment period applies to borrowings made from November 16, 2001 to May 15, 2002. After May 15, 2002, the Company is required to make principal and interest payments to repay the borrowings from the second interest-only period over a period of 30 months, and no additional borrowings may occur thereafter.

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

Capital Lease Obligations

        The Company leases office equipment under various non-cancelable capital leases. Amounts borrowed under the equipment leasing arrangement are due over 36- to 48-month repayment periods and are collateralized by the Company's intellectual property.

        As of December 31, 2000 and 2001, capital lease obligations outstanding were approximately $699,000 and $309,000, respectively. Property and equipment includes approximately $1,827,000 and $1,972,000 of equipment under capital lease arrangements at December 31, 2000 and 2001, respectively. Related accumulated depreciation was approximately $1,796,000 and $1,964,000 at December 31, 2000 and 2001, respectively.

        Future minimum payments under the Company's equipment line of credit and capital lease arrangements at December 31, 2001, are as follows (in thousands):

2002	$2,225
2003	1,274
2004	938
2005	146

Total minimum payments	4,583
Less-Amounts representing interest	(32)

Present value of net minimum payments	4,551
Less-Current obligations	(2,207)

Long-term debt	$2,344

5.    Redeemable Convertible Preferred Stock:

        Each share of the Company's redeemable convertible preferred stock was convertible into common stock at the option of the holder and converted automatically upon the consummation date of the Company's initial public offering. As of December 31, 1999, each share of Series A redeemable convertible preferred stock ("Series A") and Series B redeemable convertible preferred stock ("Series B") was convertible into three shares of common stock, and each share of Series C redeemable convertible preferred stock ("Series C"), Series C-1 redeemable convertible preferred stock ("Series C-1"), Series D redeemable convertible preferred stock ("Series D"), Series D-1 redeemable convertible preferred stock ("Series D-1"), and Series E redeemable convertible preferred stock ("Series E") was convertible into one and a half shares of common stock. The conversion rates were subject to adjustments for events such as stock splits, stock dividends, or issuances of stock.

        In October 2000, the Company consummated its initial public offering and as a result all outstanding shares of redeemable convertible preferred stock automatically converted into shares of common stock. The following table details the number of shares issued and the liquidation preference for each series of the redeemable convertible preferred stock outstanding (in thousands) as of December 31, 1999:

	Shares Outstanding	Amount	Liquidation Preference
Series A	800	$8,271	$5,093
Series C	2,311	17,630	10,091
Series D	2,974	20,216	15,742

	6,085	$46,117	$30,926

        On February 26, 1999, pursuant to a stock purchase agreement with a new investor, the Company issued approximately 513,000 shares of Series D for total consideration of approximately $2,500,000. On September 1, 1999, the Company issued this new investor warrants to purchase approximately 386,000 shares of Series D-1 in connection with the signing of a subscription agreement. The warrants issued to this customer were valued at approximately $231,000 and are accounted for as a discount to revenue over the term of the subscription agreement. On February 22, 2000, the investor notified the Company that it would terminate the subscription agreement, effective September 1, 2000. Accordingly, the remaining sales discount was amortized through September 1, 2000. The Company paid approximately

$161,000 in issuance costs, which has been reflected as a reduction in the proceeds from the sale of Series D.

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

Warrants

        In connection with the sales of Series C and Series D, the Company issued warrants to investors to purchase an aggregate of approximately 405,000 and 632,000 shares of Series C-1 and Series D-1, respectively, at exercise prices of $4.92 and $6.49 per share. In connection with the sale of Series D, the Company also issued warrants to purchase approximately 31,000 shares of Series D at $5.61 per share. The warrants are immediately exercisable and may be exercised only in their entirety.

        In May 2000, several existing investors exercised warrants to purchase approximately 104,000, 357,000, and 197,000 shares of Series B, Series C-1 and Series D-1, respectively, for an aggregate of approximately $2,534,000. In September 2000, several existing investors exercised warrants to purchase approximately 19,000, 12,000, 14,000, 34,000 and 510,000 shares of Series A, B, C, D and D-1, respectively, for an aggregate purchase price of approximately $2,206,000. Several investors exercised their warrants on a cashless basis and accordingly, the number of shares purchased was reduced, as defined in the respective stock purchase agreements.

        In March 2001 and August 2001, two existing investors exercised warrants to purchase approximately 68,000 and 12,000 shares of common stock, respectively, for an aggregate purchase price of approximately $294,000. One investor exercised their warrants on a cashless basis and accordingly, the number of shares purchased was reduced, as defined in the respective stock purchase agreements. As of December 31, 2001, there were no outstanding warrants to purchase the Company's common stock.

Redemption

        The Company recorded periodic accretion under the effective interest method on the redeemable convertible preferred stock to recognize the excess of the redemption price over the carrying value through October 3, 2000, the date on which all shares of redeemable convertible preferred stock were converted to common shares in connection with the Company's initial public offering.

        A summary of activity of the redeemable convertible preferred stock is as follows (in thousands):

	Shares	Amount
Balance, December 31, 1998	5,572	$24,431
Issuance of Series D	513	2,339
Dividends and accretion	—	19,347

Balance, December 31, 1999	6,085	46,117
Issuance of Series E	1,569	16,974
Dividend for beneficial conversion feature on Series E	—	8,115
Exercise of preferred stock warrants	680	3,747
Dividends and accretion	—	27,762
Conversion into common stock	(8,334)	(102,715)

Balance, December 31, 2000	—	$—

6.    Stockholders' Equity:

Stock Splits and Increase in Authorized Shares

        On April 4, 2000, the Board of Directors voted to approve a three-for-two stock split, which was effected in the form of a stock dividend for each common share just prior to the closing of the Company's initial public offering. The Board also approved an increase in the number of authorized shares of common stock from 40,000,000 to 100,000,000, which was effected prior to the closing of the offering. All share information has been adjusted retroactively in these consolidated financial statements for all periods presented.

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

        Dividends may be declared and paid on common stock shares at the discretion of the Company's Board of Directors. No common stock dividends have been declared or paid as of December 31, 2000 and 2001.

Stock Option Plans

1996 Stock Option Plan

        On July 26, 1996, the Company adopted a Stock Option Plan (the "1996 Plan") in order to provide an incentive to eligible participants. The 1996 Plan provides for grants of incentive stock options, nonqualified stock options and stock awards to employees, directors, consultants and advisors. Under the 1996 Plan, 6,750,000 shares of common stock were reserved and available for distribution at December 31, 1999. On April 26, 2000 the number of shares reserved under the plan was increased to 8,250,000.

2000 Stock Incentive Plan

        On April 4, 2000, the Company adopted a 2000 Stock Incentive Plan (the "2000 Plan") to replace the 1996 Plan, effective upon the completion of the Company's initial public offering. As of December 31, 2001, approximately 18,883,000 shares of common stock were authorized for issuance under the 2000 Plan, which includes the shares subject to outstanding options under the 1996 Plan. The 2000 Plan provides for grants of options to purchase common stock and issuance of shares of common stock to employees, directors, consultants and advisors.

        For incentive stock options, the exercise price may not be less than the determined fair market value at the date of grant. For nonqualified stock options, the exercise price shall be at least equal to 85 percent of the fair market value of the shares at the date of grant. Stock options granted under the 1996 Plan and 2000 Plan (together, the "Plans") vest over a four to six-year period and expire ten years after the grant date. Approximately 10,713,000 and 9,403,000 options were available for future grant under the 2000 Plan as of December 31, 2000 and December 31, 2001, respectively.

        The following table summarizes activity for the stock options granted under the Plans for the three years ended December 31, 2001.

	Number of Options	Range of Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 1998	2,467,000	$1.00-$2.17	$1.00

Granted	3,083,000	1.00-4.00	3.17
Exercised	(172,000)	1.00	1.00
Forfeited	(650,000)	1.00-2.67	1.08

Options outstanding at December 31, 1999	4,728,000	$1.00-$4.00	$2.40

Granted	3,447,000	4.00-20.38	6.63
Exercised	(592,000)	1.00-6.67	2.23
Forfeited	(852,000)	1.00-10.00	2.76

Options outstanding at December 31, 2000	6,731,000	$1.00-$20.38	$4.52

Granted	2,463,000	7.38-18.50	12.02
Exercised	(1,142,000)	1.00-12.06	2.70
Forfeited	(519,000)	1.00-18.50	6.83

Options outstanding at December 31, 2001	7,533,000	$1.00-$20.38	$6.95

        The weighted-average fair value of options granted during the years ended December 31, 1999, 2000 and 2001 was $0.71, $1.88 and $6.80, respectively.

        As of December 31, 2001, options to purchase approximately 2,896,000 shares of common stock were exercisable with a weighted-average per share exercise price of $4.62. The weighted-average remaining contractual life and weighted-average exercise price per share of options outstanding and options exercisable at December 31, 2001, for selected exercise price ranges are as follows:

	Options Outstanding
				Options Exercisable
		Weighted-Average Remaining Contractual Life (in Years)
Range of Exercise Prices	Number of Options		Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$1.00—$2.00	874,000	6.0	$1.00	794,000	$1.00
2.01—4.00	2,186,000	7.6	$3.52	1,052,000	$3.47
4.01—6.00	714,000	8.2	$5.33	259,000	$5.33
6.01—8.00	930,000	8.5	$7.00	273,000	$6.69
8.01—10.00	1,251,000	8.9	$9.57	339,000	$9.59
10.01—12.00	583,000	9.3	$11.26	62,000	$11.40
12.01—14.00	135,000	9.4	$12.70	10,000	$12.58
14.01—16.00	766,000	9.0	$15.17	95,000	$15.25
16.01—18.00	80,000	9.3	$16.68	10,000	$16.69
18.01—20.38	14,000	9.1	$18.53	2,000	$18.66

$1.00—$20.38	7,533,000	8.1	$6.95	2,896,000	$4.62

        The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Plans. Of the options granted during the years ended December 31, 1999, 2000 and 2001, approximately 1,967,000, 3,357,000 and zero options, respectively, were granted with exercise prices that were less than fair value. For the years ended December 31, 1999 and 2000 the weighted-average fair value of these options were $.82 and $1.13 and the weighted-average exercise prices were $3.56 and $6.43, respectively. Accordingly, deferred compensation cost of approximately $6,421,000 and $13,051,000, net of adjustments for terminated employees, has been recorded for the years ended December 31, 1999 and 2000, respectively, for options granted below fair market value based on the deemed intrinsic value of the stock option at the date of the grant. The deferred compensation is recognized over the vesting period of the related options using an accelerated method. For the years ended December 31, 1999, 2000 and 2001, the Company recognized compensation expense of approximately $378,000, $10,167,000 and $5,626,000, respectively.

        Had compensation expense for the Company's Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands).

	Years ended December 31,
	1999	2000	2001
Net loss applicable to common stockholders, as reported	$(29,826)	$(71,706)	$(45,753)
Net loss, pro forma	(30,279)	(74,226)	(56,816)
Net loss per common share, as reported	(4.92)	(4.90)	(1.22)
Pro forma net loss per common share	(4.99)	(5.08)	(1.51)

        For purposes of the SFAS No. 123 disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the years ended December 31, 1999, 2000 and 2001:

	Years ended December 31,
	1999	2000	2001
Dividend yield	0%	0%	0%
Expected volatility	0%	128%*	86%
Average risk-free interest rate	5.59%	6.19%	4.09%
Expected term	4 years	4 years	3 years

*
Effective since the Company's initial public offering

Employee Stock Purchase Plan

        On April 4, 2000, the Company adopted an Employee Stock Purchase Plan (the "ESP Plan") to be effective upon the completion of its initial public offering. As of December 31, 2001, approximately 1,463,000 shares of common stock were authorized for issuance under the ESP Plan. Employees who work more than 20 hours a week for more than five calendar months per year are eligible to participate in the ESP Plan. A participant may contribute up to 10 percent of his or her salary. Shares of common stock will be purchased semi-annually at a price per share equal to the lower of 85 percent of the fair market value on the participants date of entry into the offering period or 85 percent of the fair market value on the semi-annual purchase date. For the year ended December 31, 2001, eligible employees purchased approximately 193,000 shares for an aggregate purchase price of approximately $1.8 million.

7.    Income Taxes:

        For the years ended December 31, 1999, 2000 and 2001, the tax provision was comprised primarily of a deferred tax benefit, which was offset by a valuation allowance of the same amount. The tax provision differed from the expected tax benefit, computed by applying the U.S. Federal statutory rate of 35 percent to the loss before income taxes, principally due to the effect of increases in the valuation allowance.

        Deferred tax assets are comprised of the following (in thousands):

	December 31,
	2000	2001
Depreciation and amortization	$(195)	$(478)
Allowance for doubtful accounts	252	240
Deferred revenue	3,865	661
Goodwill	1,692	7,083
Accrual to cash adjustment	(94)	(47)
Net operating loss carryforwards	14,802	28,267
Prepaid expenses	—	(436)
Research and development credit	860	1,441

	21,182	36,731
Valuation allowance	(21,182)	(36,731)

Net deferred tax asset	$—	$—

        Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance is required. Such factors include the lack of a significant history of profits, recent increases in expense levels to support the Company's growth, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the materiality of revenues from indirect channel partners, the lack of carry-back capacity to realize deferred tax assets, and the uncertainty regarding market acceptance of new versions of the Company's software.

        As of December 31, 2001, the Company had approximately $70.5 million of federal net operating losses, which will be carried forward to offset future taxable income, subject to ownership change limitations. As of December 31, 2001, $9.1 million of the net operating loss carryforwards are attributable to tax deductions related to the exercise of stock options and the remainder are attributable to operating activities. Federal net operating loss carryforwards may be used to offset up to 90 percent of the Company's alternative minimum taxable income. Alternative minimum taxes are allowed as a credit carryover against regular tax in the future in the event the regular tax exceeds alternative minimum tax expense. As of December 31, 2001, the Company had research and development tax credit carryforwards of approximately $1,441,000. As of December 31, 2001, the Company also had approximately $5.0 million of foreign net operating losses, which may be carried forward to offset future taxable income. The net operating loss and research and development tax credit carryforwards will begin to expire in 2011. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership have occurred, and as a result, our future utilization of these net operating carry-forwards that we accumulated prior to the change in ownership will be subject to a limitation per year.

8.    Commitments and Contingencies:

Operating Leases

        The Company leases various equipment and office space under operating lease agreements expiring at various dates through 2007. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs.

        Future minimum lease payments under noncancellable operating leases as of December 31, 2001 are as follows (in thousands):

2002	$3,008
2003	2,761
2004	2,092
2005	1,132
2006 and thereafter	440

$9,433

        Total rental expense for the years ended December 31, 1999, 2000 and 2001, was approximately $860,000, $1,441,000 and $2,884,000, respectively.

License Agreements

        The Company has a value-added reseller license agreement with a third party in which Vastera has agreed to pay a royalty of 2 percent of revenues generated from its base application package in exchange for the right to sublicense the third party's software through June 30, 2000. Effective July 2000 through December 2002, the Company has the right to sublicense the software without charge. Under this license the Company is required to pay technical support fees of approximately $30,000 per year.

        The Company has a license agreement with another third party in which the Company can sublicense this third party's software in exchange for a royalty of $350,000 in 2000 and 6 percent of its product revenue, as defined by the license agreement, containing this software from 2001 through 2005. The Company has a license agreement with another third party in which the Company can sublicense this third party's software for an initial fee of $300,000 and maintenance and technical support fees of approximately $30,000 per year. This license agreement expires on December 23, 2002.

Litigation

        The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company.

        On March 14, 2001, Expeditors International of Washington, Inc. and Expeditors Tradewin, L.L.C. (collectively "Expeditors") filed suit against us in the United States District Court for the Eastern District of Michigan, Southern Division, primarily alleging that we misappropriated certain of Expeditors' trade secrets in connection with our acquisition of Ford's customs operations, by utilizing systems and business processes that Expeditors assisted in developing for Ford and through our employee hiring practices. We believe that the allegations contained in the complaint are without merit and that there will be no material adverse impact to our operations from this litigation. In connection with our acquisition of Ford's customs operations, Ford agreed to indemnify us for intellectual property infringement claims and Ford is currently indemnifying us in connection with this litigation. Subsequent to Expeditors filing of its complaint, we filed a counterclaim against Expeditors for, among other things, trade libel and tortuous interference with a contractual relationship.

9.    Employee Benefit Plan:

        The Company sponsors a 401(k) profit sharing plan to provide retirement and incidental benefits for its employees (the "401(k) Plan"). As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. The Company may make discretionary contributions to the 401(k) Plan. The Company contributed cash contributions of approximately $248,000, $669,000 and $1.3 million to the 401(k) Plan for the years ended December 31, 1999, 2000 and 2001, respectively.

10.  Segment Information:

        The Company has two reportable operating segments: subscription/transactions and services. The subscription/transaction segment generates revenues from managed services transaction arrangements and subscription, transaction, and software license agreements of its Global Trade Management solutions. The services segment provides implementation, management consulting and training services for its customers. The Company evaluates its segments' performance based on revenues and gross profit. The Company's unallocated costs include corporate and other costs not allocated to the segments for management's reporting purposes.

        The following table summarizes the Company's two segments (in thousands):

	Years Ended December 31,
	1999	2000	2001
Revenues:
Subscription/transaction	$7,261	$16,641	$43,695
Services	11,869	16,329	19,212

Total revenues	19,130	32,970	62,907

Gross profit:
Subscription/transaction	6,569	11,210	25,523
Services	1,791	3,374	5,958

Gross profit	8,360	14,584	31,481

Net loss:
Unallocated expense	(19,020)	(51,461)	(79,865)
Interest income	421	1,354	3,373
Interest expense	(240)	(306)	(742)

Net loss	$(10,479)	$(35,829)	$(45,753)

        Under SFAS No. 131, the Company is required to provide enterprise-wide disclosures about revenues by product and services, long-lived assets by geographic area, and revenues from significant customers.

Revenues

        The following table summarizes the Company's revenues by products and services.

	Years Ended December 31,
	1999	2000	2001
Revenues:
Managed services	$—	$5,689	$29,968
TradeSphere products	7,261	10,952	13,727
TradeSphere services	11,869	16,329	19,212

Total revenues	$19,130	$32,970	$62,907

Geographic Information

        The Company sells its products and services through its offices in the United States and through a subsidiary in the United Kingdom. Information regarding revenues and long-lived assets attributable to the United States and to all foreign countries is stated below. The geographic classification of product and services revenues were based upon the location of the customer. Vastera's product and services revenues were generated in the following geographic regions (in thousands):

	Years Ended December 31,
	1999	2000	2001
United States	$17,145	$31,196	$50,756
Europe and Asia	1,433	1,409	5,512
Other international locations	552	365	6,639

Total revenues	$19,130	$32,970	$62,907

        The Company's tangible long-lived assets were located as follows (in thousands):

	December 31,
	2000	2001
United States	$5,694	$7,108
Europe and Asia	489	510
Other international operations	—	316

Total long-lived assets	$6,183	$7,934

Significant Customers

        For the years ended December 31, 2000 and 2001, Ford accounted for 18 percent and 36 percent of total revenues, respectively. For the year ended December 31, 1999, the Company did not have any customers with revenues greater than 10 percent of total revenues.

11.  Transactions with Ford Motor Company:

        On August 29, 2000, the Company acquired Ford's global customs operations and merged Ford's global customs operations into its managed services operations. Ford received 8,000,000 shares of our common stock valued at approximately $79.2 million in consideration at the time of the transaction. As of December 31, 2001, Ford owned 8,000,000 shares or approximately 20 percent of the Company.

        In August 2000, the Company also entered into a managed services agreement whereby Vastera manages Ford's global trade operations. The agreement with Ford U.S. has a minimum term of four years and may continue for a total of 10 years. In January 2001 and March 2001, the Company entered into a managed services agreements with Ford Mexico and Ford Canada, respectively. The agreements with Ford Mexico and Ford Canada also have minimum terms of four years and each may continue for a total of 10 years. In December 2001, the Company recognized approximately $2.5 million in revenue under our Ford global managed services agreement related to cumulative transactions processed in excess of the annual minimum billable for the year. For the year ended December 31, 2000 and 2001 Ford Motor Company accounted for 18 percent and 36 percent of total revenues, respectively. As of December 31, 2001, Ford owed the Company approximately $4.5 million or 32 percent of the Company's total accounts receivable.

        In February 2002, the Company amended its agreement with Ford U.S. to provide for quarterly minimum transaction levels instead of annual minimum transaction levels. By amending this agreement, the Company can now bill on a quarterly basis the transactions processed in excess of the minimum levels. In connection with the amendment, the Company agreed to reduce Ford's U.S. aggregate annual minimum revenue guarantee from $11.6 million to $11.0 million. In December 2001, the Company permitted Ford U.S. to carry forward a portion of the transactions processed for Ford U.S. in 2001 in excess of the contractual minimum in the event that transaction processed in the first quarter of 2002 are less than the contractual minimum. The Company do not expect this amendment to have a significant effect on its results of operations.

        The Company reimburses Ford for expenses incurred on its behalf by Ford for the use of facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology. For the year ended December 31, 2000 and 2001, the Company paid Ford approximately $1.7 million and $5.7 million, respectively. These payments will decrease in the future as the Company leverages its existing facilities and employees and deploys its own technology.

12.  Supplemental Cash Flow Information:

        Cash paid for interest was $231,000, $317,000 and $407,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

        Noncash activities were as follows (in thousands):

	Years Ended December 31,
	1999	2000	2001
Assets acquired under capitalized lease obligations and equipment line of credit	$1,723	$2,062	$2,933
Dividends and accretion on redeemable convertible preferred stock	19,347	35,877	—
Issuance of common stock and stock options in acquisitions	—	79,200	13,551
Deferred compensation in connection with stock options issued to employees in acquisition	—	—	465
Assumed liabilities, transaction costs and other, net of assets acquired in acquisition	—	855	5,166

13.  Quarterly Results of Operations (Unaudited)

        The following tables set forth unaudited quarterly results for the eight fiscal quarters ended December 31, 2001.

	Three Months Ended
	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(in thousands, unaudited)
Consolidated Statement of Operations Data:
Revenues:
Subscription/transaction revenues	$2,617	$3,012	$4,327	$6,685	$8,474	$9,712	$11,466	$14,043
Services revenues	3,662	4,144	4,210	4,313	4,227	4,710	5,239	5,036

Total revenues	6,279	7,156	8,537	10,998	12,701	14,422	16,705	19,079
Cost of revenues:
Cost of subscription/transaction revenues	364	377	1,657	3,033	3,682	4,120	4,747	5,623
Cost of services revenues	3,271	3,229	3,082	3,373	3,025	3,181	3,551	3,497

Operating expenses:
Sales and marketing	3,387	3,258	3,400	3,875	4,319	4,593	4,893	4,349
Research and development	3,398	2,759	2,975	3,350	3,534	3,757	3,667	3,625
General and administrative	1,294	1,063	1,526	2,040	2,043	2,351	2,317	2,342
Depreciation	461	539	594	668	713	789	849	888
Amortization	119	120	1,677	4,791	4,975	5,812	5,710	5,812
In-process research and development	—	—	—	—	6,901	—	—	—
Stock-based compensation	2,622	2,989	2,517	2,039	1,676	1,587	1,421	942

Total operating expenses	11,281	10,728	12,689	16,763	24,161	18,889	18,857	17,958

Loss from operations	(8,637)	(7,178)	(8,891)	(12,171)	(18,167)	(11,768)	(10,450)	(7,999)
Other income (expense)	27	45	(8)	984	887	851	505	388

Net loss	(8,610)	(7,133)	(8,899)	(11,187)	(17,280)	(10,917)	(9,945)	(7,611)
Dividends and accretion on redeemable convertible preferred stock	(12,107)	(1,319)	(22,176)	(275)	—	—	—	—

Net loss applicable to common stockholder	$(20,717)	$(8,452)	$(31,075)	$(11,462)	$(17,280)	$(10,917)	$(9,945)	$(7,611)

Basic and diluted net loss per common share	$(3.13)	$(1.29)	$(3.23)	$(0.32)	$(0.47)	$(0.29)	$(0.26)	$(0.20)

Weighted-average common shares outstanding	6,624	6,560	9,630	35,795	36,422	37,695	38,060	38,419

14.  Subsequent Acquisitions (Unaudited)

        On January 3, 2002, Vastera, Inc. entered into a definitive agreement to acquire Prisma Tecnologia Coputacional, S.A. de C.V., ("Prisma") for approximately $4.75 million. Prisma is a provider of Global Trade Management solutions in Mexico. The Company consummated this transaction on February 1, 2002 and paid $2.45 million in cash and issued approximately 150,000 shares of it common stock valued at approximately $2.3 million.

        On February 12, 2002, Vastera, Inc. acquired Imanet, an Ontario Corporation for approximately $2.25 million. Imanet is a provider of Global Trade Management solutions in Canada. The Company paid $850,000 in cash and issued approximately 90,000 shares of its common stock valued at approximately $1.4 million.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On March 26, 1999, our Board of Directors dismissed PricewaterhouseCoopers LLP as our independent accountants. From our inception through March 26, 1999, the former auditors did not disagree with us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to their satisfaction, would have caused them to make reference thereto in their report on the financial statements for such years. During the period from our inception to the date of their dismissal, there have been no reportable events as defined in Regulation S-K Item 304. In response to our request, PricewaterhouseCoopers LLP has furnished us with a letter addressed to the Securities and Exchange Commission stating that PricewaterhouseCoopers LLP agrees with the above statements. We have filed a copy of such letter dated April 5, 2000 as Exhibit 16 to our Registration Statement on Form S-1, as amended. On March 26, 1999, our Board of Directors retained Arthur Andersen LLP as our independent public accountants. Prior to retaining Arthur Andersen LLP, we had not consulted with Arthur Andersen LLP on any accounting, auditing or reporting matters.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding directors and executive officers required by Item 10 is incorporated by reference herein from the information set forth in "Proposal No. 1: Election of Directors" and the "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of our definitive proxy statement to be filed in connection with our annual stockholders' meeting to be held on April 17, 2002.

Item 11.    EXECUTIVE COMPENSATION

        The information regarding executive compensation required by Item 11 is incorporated by reference herein from the information set forth in the "Executive Compensation and Related Information" section of our definitive proxy statement to be filed in connection with our annual stockholders' meeting to be held on April 17, 2002.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information regarding security ownership of certain beneficial owners and management required by Item 12 is incorporated by reference herein from the information set forth in the "Principal Stockholders" section of our definitive proxy statement to be filed in connection with our annual stockholders' meeting to be held on April 17, 2002.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information regarding certain relationships and related transactions required by Item 13 is incorporated by reference herein from the information set forth in the "Certain Transactions" section of our definitive proxy statement to be filed in connection with our annual stockholders' meeting to be held on April 17, 2002.

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements

    The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(2)	Financial Statement Schedules

        The following financial statement schedule of Vastera for each of the years ended December 31, 1999, 2000 and 2001 should be read in conjunction with the consolidated financial statements, and related notes thereto, of Vastera.

Schedule I—Report of Independent Public Accountants	71
Schedule II—Valuation and Qualifying Accounts	72

        Schedules other than the above have been omitted as they are not required, not applicable, or the information has otherwise been shown in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

        The exhibits listed on the accompanying index to exhibits immediately following the signature pages hereto filed as part of this Form 10-K are incorporated by reference herein.

(b)	Reports on Form 8-K

        Vastera filed no reports on Form 8-K in the quarter ended December 31, 2001.

VASTERA, INC.

SCHEDULE I—REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To Vastera, Inc.:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Vastera, Inc. included in this Form 10-K and have issued our report thereon dated January 23, 2002. Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in Item No. 14 of this Form 10-K is the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

                      ARTHUR ANDERSEN LLP

Vienna, Virginia
January 23, 2002

VASTERA, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 1999, 2000 and 2001

Description	Balance at Beginning of Year	Additions Charged to Expense	Write-offs of Doubtful Accounts	Balance at End of Year
Allowance for Doubtful Accounts:
December 31, 1999	$339,000	$300,000	$(50,000)	$589,000
December 31, 2000	589,000	450,000	(374,000)	665,000
December 31, 2001	665,000	1,079,000	(1,112,000)	632,000

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Dulles, Virginia on March 8, 2002.

VASTERA, INC.

By:	/s/ MARK J. FERRER Mark J. Ferrer President and Chief Executive Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARK J. FERRER Mark J. Ferrer	President, Chief Executive Officer and Director (principal executive officer)	March 8, 2002
/s/ PHILIP J. BALSAMO Philip J. Balsamo	Chief Financial Officer (principal financial and accounting officer)	March 8, 2002
/s/ ARJUN RISHI Arjun Rishi	Director, Chairman of the Board	March 8, 2002
/s/ RICHARD A. LEFEBVRE Richard A. Lefebvre	Director	March 8, 2002
/s/ RICHARD H. KIMBALL Richard H. Kimball	Director	March 8, 2002

/s/ JAMES D. ROBINSON IV James D. Robinson IV	Director	March 8, 2002
/s/ TIMOTHY DAVENPORT Timothy Davenport	Director	March 8, 2002
/s/ NICOLAS C. NIERENBERG Nicolas C. Nierenberg	Director	March 8, 2002

EXHIBIT INDEX

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Specimen common stock certificate.(1)
4.2	Third Amended and Restated Investor's Rights Agreement, as amended, dated August 29, 2000.(2)
10.1	Value-Added Reseller License and Services Agreement with Forte Software, Inc., as amended, dated July 19, 1996.(1)
10.2	Lease Agreement with RHI Holdings, Inc., dated August 20, 1996, as amended, for property located at 45025 Aviation Drive, Dulles, Virginia.(1)
10.3	Lease Agreement with Pratt Land, LLC, dated December 13, 1993, for property located at 1375 Ken Pratt Blvd., Longmont, Colorado.(1)
10.4	Lease with Axon Solutions Limited for property located at 188 High Street, Egham, Surrey.(1)
10.5	Form of Indemnification Agreement between Vastera, Inc. and members of its board of directors.(1)
10.6	1996 Stock Option Plan, as amended.(1)
10.7	Form of Stock Option Agreement for 1996 Plan.(1)
10.8	2000 Employee Stock Purchase Plan.(1)
10.9	2000 Stock Option/Stock Issuance Plan.(1)
10.10	Form of Stock Option Agreement for 2000 Stock Option/Stock Issuance Plan.(1)
10.11	IBM/OEM Software Agreement with IBM dated March 13, 2000.(1)
10.12	Loan Agreement with PNC Bank, National Association, dated March 5, 1999, as amended.(1)
10.13	Security Agreement with PNC Bank, National Association, dated March 5, 1999, as amended.(1)
10.14	Amended and Restated Promissory Note with PNC Bank, National Association, dated September 15, 1999.(1)
10.15	Global Trade Services Agreement with Ford Motor Company, dated July 14, 2000.(1)(3)
10.16	Stock Transfer Agreement with Ford Motor Company, dated July 14, 2000.(1)(3)
10.17	License Agreement with Ford Motor Company, dated July 14, 2000.(1)
10.18	Salaried Employee Secondment Agreement with Ford Motor Company, dated July 14, 2000.(1)(3)
10.19	Employee Transfer Agreement with Ford Motor Company, dated July 14, 2000.(1)(3)
10.20	Guaranties with Ford Motor Company, dated July 14, 2000.(1)
16.1	Letter from former auditors.(1)
21.1	List of subsidiaries.(4)

23.1	Consent of Arthur Andersen LLP.(4)
24.1	Power of Attorney (contained in the signature pages to this Form 10-K).

(1)
Previously filed in the Company's Registration Statement on Form S-1, File No. 333-34142, as amended.

(2)
Previously filed in the Company's Registration Statement on Form S-8, File No. 333-55772.

(3)
Confidential treatment granted as to portions of this exhibit.

(4)
Filed herewith.

QuickLinks

VASTERA, INC. FISCAL YEAR 2001 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
  Item 1. BUSINESS
  Item 1A. RISK FACTORS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
VASTERA, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
VASTERA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
VASTERA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (In thousands)
VASTERA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
VASTERA, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
VASTERA, INC. SCHEDULE I—REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
VASTERA, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS For Years Ended December 31, 1999, 2000 and 2001
SIGNATURES
EXHIBIT INDEX