Form 10-Q
period 2002-03-31
VASTERA INC
filed 2002-05-09
CIK 1075056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

Commission File Number 000-31589

VASTERA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1616513
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Yes     ☒     No     ☐

At May 3, 2002 there were 40,151,107  shares of the registrant’s common stock, $.01 par value per share, outstanding.

VASTERA, INC.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1:           Financial Statements

VASTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2001	March 31, 2002
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,982	$9,942
Short-term investments	62,789	55,014
Accounts receivable, net of allowance for doubtful accounts of $632 and $669, respectively	14,294	13,245
Prepaid expenses and other current assets	2,485	2,551
Total current assets	90,550	80,752
Property and equipment, net	7,934	9,466
Intangible assets, net	2,331	12,603
Goodwill	62,205	65,713
Deposits and other assets	840	847

Total assets	$163,860	$169,381

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit and capital lease obligations, current	$2,207	$3,668
Accounts payable	3,167	2,260
Accrued expenses	5,313	4,606
Accrued compensation and benefits	4,588	2,498
Deferred revenue, current	6,936	9,800
Total current liabilities	22,211	22,832
Long-term liabilities:
Line of credit and capital lease obligations, net of current portion	2,344	40
Deferred revenue, net of current portion	1,487	1,667
Total liabilities	26,042	24,539
Commitments and contingencies (See Note 5)

Stockholders’ equity:
Common stock, $0.01 par value; 100,000 shares authorized; 38,692 and 39,843 shares issued and outstanding as of December 31, 2001 and March 31, 2002, respectively	387	398
Additional paid-in capital	311,930	320,732
Accumulated other comprehensive income (loss)	240	(216)
Deferred compensation	(3,607)	(2,755)
Accumulated deficit	(171,132)	(173,317)

Total stockholders’ equity	137,818	144,842

Total liabilities and stockholders’ equity	$163,860	$169,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

VASTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2001	2002
Revenues:
Managed services revenues	$6,239	$10,930
Software revenues	2,663	3,519
Services revenues	4,168	4,606

Total revenues	13,070	19,055

Cost of revenues:
Cost of managed services revenues	3,324	5,377
Cost of software revenues	508	536
Cost of services revenues	3,244	3,377

Total cost of revenues	7,076	9,290

Operating expenses:
Sales and marketing	4,319	3,387
Research and development	3,534	3,948
General and administrative	2,043	2,554
Depreciation	713	970
Amortization	4,975	453
In process research and development	6,901
Stock-based compensation	1,676	852

Total operating expenses	24,161	12,164

Loss from operations	(18,167)	(2,399)
Other income, net	887	214

Net loss	$(17,280)	$(2,185)

Basic and diluted net loss per common share	$(.47)	$(.06)

Weighted-average common shares outstanding	36,422	39,282

 The accompanying notes are an integral part of these condensed consolidated financial statements.

VASTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2001	2002
Cash flows from operating activities:
Net loss	$(17,280)	$(2,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,676	852
Depreciation and amortization	5,688	1,426
In process research and development	6,901	—
Provision for allowance for doubtful accounts	375	11
Amortization of revenue discount related to Ford contract	75	75

Changes in operating assets and liabilities:
Accounts receivable	(479)	1,155
Prepaid expenses and other current assets	(496)	(66)
Deposits and other assets	(119)	(7)
Accounts payable and accrued expenses	(1,166)	(2,769)
Accrued compensation and benefits	(1,676)	(2,083)
Deferred revenue	(260)	2,201
Net cash used in operating activities	(6,761)	(1,390)

Cash flows from investing activities:
Acquisition of subsidiaries	—	(5,682)
Net purchases (sales) of short-term investments	(1,809)	7,422
Acquisition of property and equipment	(593)	(2,544)
Net cash used in investing activities	(2,402)	(804)

Cash flows from financing activities:
Proceeds from the exercise of stock options and preferred stock warrants	432	1,809
Principal payments on long-term debt	(639)	(595)
Net cash provided by (used in) financing activities	(207)	1,214
Effect of foreign currency exchange rate changes on cash and cash equivalents	(190)	(60)
Net decrease in cash and cash equivalents	(9,560)	(1,040)
Cash and cash equivalents, beginning of period	19,693	10,982
Cash and cash equivalents, end of period	$10,133	$9,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.          Basis of Presentation and Nature of Business:

The accompanying unaudited condensed consolidated financial statements of Vastera, Inc. and its subsidiaries (“Vastera” the “Company,” “we,” or “us”) have been prepared on the same basis as audited financial statements and include all adjustments, including all normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2002.  All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s (the “SEC”) rules and regulations.  The Company’s interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, as filed with the SEC with the Company’s Annual Report on Form 10-K and other reports filed with the SEC.

Vastera is a leading provider of web-native solutions for Global Trade Management and was incorporated in Virginia in November 1991 under the name Export Software International, Inc. The Company was reincorporated in Delaware in July 1996 and changed its name to Vastera, Inc. in June 1997. The Company has operations in the United States, Brazil, Canada, Mexico, Japan and the United Kingdom.

The Company’s offerings include a library of global trade content, web-native software solutions and management consulting and managed services. Managed services range from management of a specific global trade function to providing complete management of a client’s global trade operations. The Company’s customers utilize these offerings to manage their global trade processes. Global trade involves the shipment of goods between countries and the management of information and business processes to complete shipment.

The Company’s operations are subject to certain risks and uncertainties, including among others, uncertainties relating to product development, rapidly changing technology, current and potential competitors with greater financial, technological, production and marketing resources, the potential loss of significant customers, dependence on key management personnel, limited protection of intellectual property and proprietary rights, uncertainty of future profitability and possible fluctuations in financial results.

2.          Summary of Significant Accounting Policies:

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are most susceptible to change are the Company’s estimates of collections of accounts receivable and the estimated lives and the realization of its intangible assets.

Revenue Recognition

The Company’s revenues consist of managed services revenues, software revenues and services revenues.

Managed Services Revenues

Managed services revenues are derived from agreements that provide for transaction fees based on the performance of its managed services solutions. Managed services solutions include the processing of its clients’ custom entries and the classification of its clients’ goods. Managed services transaction arrangements are often subject to annual or quarterly minimum transaction thresholds, and revenues have been recognized based on the lower of the cumulative actual transactions processed using a weighted-average transaction rate or the cumulative amounts billable. For those managed services transaction arrangements that are subject to annual minimums and the amount billable for interim periods is limited to the pro rata portion of the annual minimum, transactions processed in excess of the minimum in each period are not billable until the end of the related period. In addition, Vastera may receive annual gainsharing fees under certain managed services transaction arrangements based on a percentage of the client’s annual cost savings, as defined in the managed services arrangements.  Such fees are recognized when they become fixed and determinable.

Software Revenues

Software revenues consist of subscription–based revenues, transaction–based revenues and perpetual software license revenues. The Company recognizes revenue from the sale of software products in accordance with Statement of Position (“SOP”) 97–2, “Software Revenue Recognition.”

Subscription-based revenues are derived from term-license arrangements in which the Company’s clients license its software products and obtain the right to unspecified enhancements on a when-and-if-available basis and ongoing support and content update services. Revenues are recognized ratably over the contract term. Subscription arrangements typically range from three to five years.

Transaction-based revenues are derived from agreements that provide for transaction fees based on a client’s usage of the Company’s software products. Revenues from the usage of its software products are recognized as transactions occur.

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

Cost of Revenues

Cost of revenues includes the cost of our managed services revenues, the costs of our software revenues and the cost of our services revenues.

Cost of managed services revenues and cost of software revenues include royalties owed to third parties for technology products integrated into our software products, as well as the cost of salaries and related expenses for our technical support and managed services organizations.

Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting and training services provided to clients, as well as the cost of third parties contracted to provide either application consulting or implementation services to clients.

Capitalized Costs

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalized approximately $350,000 of costs associated with the implementation and integration related to migrating a managed services client to the Vastera trade management platform.  These costs will be amortized as costs of managed services revenues over the remaining contract life, but no longer than three years.  Amortization will commence upon the completion of the client’s migration to the Vastera platform.

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

As of December 31, 2001, Ford accounted for approximately 32 percent of the Company’s total accounts receivable and another customer accounted for 13 percent of the Company’s total accounts receivable.  As of March 31, 2002, Ford accounted for 23 percent of the Company’s total accounts receivable.

Unaudited Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2001 and 2002, options to purchase approximately 8,411,000 and 8,165,000 shares of common stock, were outstanding, respectively; warrants to purchase approximately 12,000 and zero shares of common stock, were outstanding, respectively.  Due to the anti-dilutive effect of the options, warrants and redeemable convertible preferred stock, they have been excluded from on the calculation of weighted–average shares for diluted earnings per share. As a result, the basic and diluted loss per share amounts are identical.

Comprehensive Income

As of December 31, 2001 and March 31, 2002, accumulated other comprehensive income includes unrealized gains and losses on investments and foreign currency translation adjustments.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. On January 1, 2002, in accordance with SFAS No. 141, the Company reclassified its assembled workforce intangible assets to goodwill. As of January 1, 2002, the Company had unamortized goodwill of approximately $62.2 million. On January 1, 2002, the Company adopted the nonamortization approach under SFAS No. 142 for our goodwill. For the three months ended March 31, 2001, the amortization expense associated with goodwill and assembled workforce was approximately $4.8 million. In the aggregate, amortization for future periods is expected to be approximately $580,000 for the years ending December 31, 2002 and 2003 and approximately $380,000 for the year ending December 31, 2004. SFAS No. 142 did not have a material impact on the Company’ results of operations.

The recoverability and useful lives of the Company’s intangible assets are based on estimates and are susceptible to change. Although the Company believes that its intangible assets will be recoverable, changes in the economy, the business in which it operates and its own relative performance could change the assumptions used to evaluate intangible asset recoverability. Management continues to monitor these assumptions and their effect on the estimated recoverability. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period during which the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. This new standard is effective in the first quarter of 2003. The Company does not believe that SFAS No. 143 will have a material effect on its results of operations.

Reclassifications

Effective January 1, 2002, FASB’s Topic D-103 requires that reimbursed travel expenses to be recognized as revenue.  Consequently, revenues for the three months ended March 31, 2001 and 2002 increased by approximately $369,000 and $365,000, respectively.

All prior periods have been reclassified to conform with the current period’s presentation.

3.          Acquisition

2002 Acquisitions

In the first quarter of 2002, the Company executed on its strategy to expand its global presence to enhance its competitive position worldwide and its ability to serve and support its clients.  As part of this strategy, the Company acquired companies in Mexico, Canada and Brazil, respectively.  The shares of common stock issued by the Company were valued at the average of the closing prices for the three days before and the three days after the date each acquisition’s definitive terms were finalized.

On January 3, 2002, Vastera, Inc. entered into a definitive agreement to acquire Prisma Tecnologia Coputacional, S.A. de C.V., (“Prisma”) for approximately $5.2 million. Prisma is a provider of Global Trade Management solutions in Mexico. The Company consummated this transaction on February 1, 2002 and paid $2.45 million in cash and issued approximately 150,000 shares of it common stock valued at approximately $2.4 million.

On February 12, 2002, Vastera, Inc. acquired Imanet, an Ontario Corporation for approximately $2.4 million. Imanet is a provider of Global Trade Management solutions in Canada. The Company paid $850,000 in cash and issued approximately 90,000 shares of its common stock valued at approximately $1.4 million.

On March 8, 2002, Vastera Inc. acquired Bergen Informatica Ltda (“Bergen”) for approximately $6.2 million.  Bergen is a provider of Global Trade Management solutions in Brazil.  The Company paid $2.4 million in cash and issued approximately 223,000 shares of its common stock valued at approximately $3.1 million.

The preliminary aggregate purchase price of the three 2002 acquisitions was determined as follows  (in thousands):

Value
Fair value of common stock	$6,933
Cash consideration	5,682
Assumed liabilities	28
Transaction costs and other	1,127
Aggregate purchase price	$13,770

The purchase price has been allocated on a preliminary basis as follows  (in thousands):

Value
Current assets	$121
Property and equipment	205
Acquired technology and know how	10,400
Acquired contracts	400
Goodwill	3,492
Deferred revenue	(848)
$13,770

The amounts allocated to acquired technology and know how and acquired contracts are being amortized on a straight-line method over the estimated useful life of these assets, which are five years and one year, respectively.

The purchase price and the related allocation of the 2002 acquisitions are preliminary as management is reviewing the activities and employees of the acquired companies. Costs associated with the possible termination of certain acquired employees or exiting other activities would be accounted for as liabilities assumed in the business combinations.

The following unaudited pro forma information (in thousands) has been prepared as if the 2002 Acquisitions had occurred as of January 1, 2001.

	Pro Forma for the Year Ended December 31, 2001	Pro Forma for the Three Months Ended March 31, 2002
	(Unaudited)	(Unaudited)
Total revenues	$69,715	$19,682
Net loss	(48,704)	(2,505)
Pro forma basic and diluted loss per common share	(1.28)	(.06)

2001 Acquisition

On March 29, 2001, the Company acquired Speed Chain Network, Inc. (“Speedchain”), a development stage company that generated no revenues since its inception in 1999. Speedchain was a supply chain event management and global e-logistics solutions provider. The acquisition was effected through the merger of Speedchain into one of Vastera’s wholly-owned subsidiaries, Vastera Acquisition Corporation. The acquisition was accounted for under the purchase method of accounting and the operating results of Speedchain have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

Under the terms of the acquisition agreement, the Company issued an aggregate of 944,485 shares of common stock in exchange for all of the outstanding preferred stock and common stock of Speedchain. The shares of common stock issued by the Company were valued at $14.00 per share, which was the average of the closing prices for the three days before and three days after March 1, 2001, the date the acquisition was announced. The Company also issued options to acquire approximately 24,000 shares of its common stock in exchange for the vested Speedchain stock options assumed in the business combination. The options were valued at approximately $328,000 using the Black-Scholes model assuming 128 percent volatility, a risk-free interest rate of 6.19 percent, and an expected life of three years. On March 29, 2001, the Company also issued options to acquire approximately 64,000 shares of its common stock in exchange for the unvested Speedchain stock options assumed in the business combination. Accordingly, the Company recorded $465,000 of deferred compensation that will be amortized on an accelerated basis over the remaining vesting period of these options.

The aggregate purchase price was determined as follows  (in thousands):

Value
Fair value of common stock	$13,223
Fair value of options	328
Assumed liabilities	3,401
Transaction costs and other	1,860
Aggregate purchase price	$18,812

The acquisition resulted in an allocation of the purchase price to the net tangible and intangible assets of Speedchain, as well as, the write-off of the portion of the purchase price allocated to in-process research and development (“IPR&D”) projects. The Company has allocated the purchase price based upon the fair values of the assets and the liabilities acquired.

The purchase price has been allocated as follows  (in thousands):

Value
Current assets	$38
Property and equipment	57
Assembled workforce	300
IPR&D	6,901
Goodwill	11,516
$18,812

The amounts allocated to assembled workforce and goodwill are being amortized on a straight-line method over the estimated useful life of these assets, which are two years and four years, respectively. In accordance with SFAS No. 142 these intangible assets are no longer being amortized after January 1, 2002.

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

The following unaudited pro forma information (in thousands) has been prepared as if the acquisition of Speedchain had occurred as of January 1, 2001, excluding the one-time IPR&D charge of approximately $6.9 million.

Pro Forma for the Three Months Ended March 31, 2001
(Unaudited)
Total revenues	$13,070
Net loss	(13,268)
Pro forma basic and diluted loss per common share	(.35)

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the periods presented or the future results of the combined operations.

4.          Long-Term Debt:

Line of Credit

The Company has a secured revolving line of credit and an equipment line of credit with PNC Bank. As of December 31, 2001 and March 31, 2002, the outstanding balance under the equipment line of credit was approximately $4.2 million and $3.5 million, respectively, and there were no amounts outstanding under the secured revolving line of credit. The revolving line of credit was scheduled to expire on December 31, 2000 and was extended to April 30, 2001. In May 2001, the Company renegotiated and amended its secured revolving line of credit and equipment line of credit. As amended, the Company may now borrow up to $10 million under the revolving line of credit, with a $2.5 million sub-limit for the issuance of letters of credit. Advances under the revolving line of credit are limited to the lesser of $10 million or 80 percent of eligible accounts receivable, as defined in the loan agreement. The revolving line of credit bears interest at the greater of the bank’s prime rate or the overnight federal funds rate (4.75 percent as of March 31, 2002). The revolving line of credit was scheduled to mature in May  2002.  PNC Bank extended the term until November 2002.  The Company plans to obtain a credit facility with a different financial institution.

The Company may borrow up to $6,439,649 under the equipment line of credit. The equipment line of credit bears interest at the bank’s prime rate plus 50 basis points (5.25 percent as of March 31, 2002). The equipment line of credit has two interest-only payment periods. Amounts borrowed until November 15, 2001 are subject to interest-only payments. After this date, the Company is required to make principal and interest payments to repay these borrowings over a period of 30 months. The second interest-only payment period applies to borrowings made from November 16, 2001 to May 15, 2002. After May 15, 2002, the Company is required to make principal and interest payments to repay the borrowings from the second interest-only period over a period of 30 months, and no additional borrowings may occur thereafter.

The terms of the revolving line of credit and equipment line of credit require the Company to comply with certain financial covenants including, but not limited to, restrictions and limitations on future indebtedness, sale of assets and material changes in the Company’s business. The financial covenants include a minimum quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.0 to 1.0 for 2001 and 1.5 to 1.0 for 2002 and thereafter. The most restrictive of the financial covenants is that the Company’s negative operating income shall not be in excess of the amounts specified below (in thousands):

As of the quarter ended,	Negative Operating Income
March 31, 2002	$2,500
June 30, 2002	1,000
September 30, 2002	0
Thereafter	0

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

On March 14, 2001, Expeditors International of Washington, Inc. and Expeditors Tradewin, L.L.C. (collectively “Expeditors”) filed suit against the Company in the United States District Court for the Eastern District of Michigan, Southern Division primarily alleging that the Company misappropriated certain of Expeditors’ trade secrets in connection with its acquisition of Ford’s customs operations, by utilizing systems and business processes that Expeditors assisted in developing for Ford and through its employee hiring practices. The Company believes that the allegations contained in the complaint are without merit and that there will be no material adverse impact to its operations from this litigation. In connection with its acquisition of Ford’s customs operations, Ford agreed to indemnify the Company for intellectual property infringement claims and Ford is currently indemnifying the Company in connection with this litigation. Subsequent to Expeditors filing of its complaint, the Company filed a counterclaim against Expeditors for, among other things, trade libel and tortuous interference with a contractual relationship.

On April 16, 2002, the Court granted in part and denied in part our motion to dismiss this case. Specifically, the Court dismissed Expeditors claims of common law misappropriation of confidential information on the grounds that such claims were preempted by the Michigan Uniform Trade Secrets Act ("MUTSA"). The Court preserved Expeditors remaining claims, as dismissal was deemed to be premature as of the date of the Court's ruling.

6.          Segment Information:

The Company has three reportable operating segments: managed services, software and services. The managed services segment generates revenues from managed services transaction arrangements.  The software segment generates revenues from subscription, transaction, and software license agreements of its Global Trade Management solutions. The services segment provides implementation, management consulting and training services for its customers. The Company evaluates its segments’ performance based on revenues and gross profit. The Company’s unallocated costs include corporate and other costs not allocated to the segments for management’s reporting purposes.

The following table summarizes the Company’s three segments (in thousands):

	Three Months Ended March 31,
	2001	2002
	(unaudited)	(unaudited)
Revenues:
Managed services	$6,239	$10,930
Software	2,663	3,519
Services	4,168	4,606
Total revenues	13,070	19,055

Gross profit:
Managed services	2,915	5,553
Software	2,155	2,983
Services	924	1,229
Gross profit	5,994	9,765

Net loss:
Unallocated expense	(24,161)	(12,164)
Interest income	1,044	417
Interest expense	(157)	(203)
Net loss	$(17,280)	$(2,185)

Revenues

The following table summarizes the Company’s revenues by products and services.

	Three Months Ended March 31,
	2001	2002
	(unaudited)	(unaudited)
Revenues:
Managed services	$6,239	$10,930
Software	2,663	3,519
Services	4,168	4,606
Total revenues	13,070	19,055

Geographic Information

The Company sells its products and services through its offices in the United States and through its subsidiaries in the United Kingdom, Brazil, Japan, Canada and Mexico. Information regarding revenues and long-lived assets attributable to the United States and to all foreign countries is stated below. The geographic classification of product and services revenues was based upon the location of the customer.

Vastera’s product and services revenues were generated in the following geographic regions (in thousands):

	Three Months Ended March 31,
	2001	2002
	(unaudited)	(unaudited)
United States	$11,858	$15,979
Europe and Asia	200	828
Other international regions	1,012	2,248
Total revenues	$13,070	$19,055

Vastera’s tangible long-lived assets were located as follows:

	December 31, 2001	March 31, 2002
		(unaudited)
United States	$7,108	$8,453
Europe and Asia	510	518
Other international regions	316	495
Total long-lived assets	$7,934	$9,466

Significant Customers

For the three months ended March 31, 2002, one customer accounted for approximately 37 percent of total revenues.   For the three months ended March 31, 2001, two customers accounted for approximately 34 percent and 10 percent of total revenues, respectively.

7.          Transactions with Ford Motor Company:

On August 29, 2000, the Company acquired Ford’s global customs operations and merged Ford’s global customs operations into its managed services operations. Ford received 8,000,000 shares of its common stock valued at approximately $79.2 million in consideration at the time of the transaction. As of March 31, 2002, Ford owned 8,000,000 shares or approximately 20 percent of the Company.

In August 2000, the Company also entered into a managed services agreement whereby Vastera will manage Ford’s global trade operations. The agreement with Ford U.S. has a minimum term of four years and may continue for a total of ten years. In January 2001 and March 2001, the Company entered into a managed services agreements with Ford Mexico and Ford Canada, respectively. The agreements with Ford Mexico and Ford Canada also have minimum terms of four years and each may continue for a total of ten years. For the three months ended March 31, 2001 and 2002 Ford Motor Company accounted for approximately 34 percent and 37 percent of total revenues, respectively. As of March 31, 2002, Ford owed the Company approximately $3.0 million or 23 percent of the Company’s total accounts receivable.

In February 2002, the Company amended our agreement with Ford U.S. to provide for quarterly minimum transaction levels instead of annual minimum transaction levels. By amending this agreement, the Company can now bill on a quarterly basis the transactions processed in excess of the minimum levels. In connection with the amendment, the Company agreed to reduce Ford’s U.S. aggregate annual minimum revenue guarantee from $11.6 million to $11.0 million. In December 2001, the Company permitted Ford U.S. to carry forward a portion of the transactions processed for Ford U.S. in 2001 in excess of the contractual minimum in the event that transaction processed in the first quarter of 2002 are less than the contractual minimum. For the three months ended March 31, 2002, the Company derived approximately $1.5 million in revenue related to transactions in excess of the quarterly minimum.

The Company reimburses Ford for expenses incurred on its behalf by Ford for the use of facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology. For the three months ended March 31, 2001 and 2002, the Company paid Ford approximately $1.5 million and $1.3 million, respectively. These payments are expected to decrease in the future as the Company leverages its existing facilities and employees and deploys its own technology.

8.          Stock-based Compensation

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for it stock option plan.  Accordingly, the Company has recorded deferred compensation cost of approximately $6.4 million in the last six months of 1999 and approximately $13.4 million in the first nine months of 2000. On March 29, 2001, the Company also recorded approximately $465,000 of deferred compensation in connection with the issuance of options to acquire 64,000 shares of its common stock in exchange for the unvested Speedchain stock options it assumed in the related business combination.  These deferred compensation amounts represent the aggregate difference between the exercise price and the fair value for accounting purposes of the underlying shares of common stock at the date of grant. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis over the applicable vesting period. Stock-based compensation, which has been separately identified in the accompanying condensed consolidated statement of operations has not been included in costs of revenues, sales and marketing, research and development, and general and administrative expense as indicated below:

	Three Months Ended March 31,
	2001	2002
	(unaudited)	(unaudited)
Cost of software revenues	$7	$4
Cost of managed services revenue	48	24
Cost of services revenues	235	119
Sales and marketing	672	342
Research and development	163	83
General and administrative	551	280
Total stock-based compensation	$1,676	$852

9.          Supplemental Information:

Cash Flow Information

Cash paid for interest was $95,000, and $44,000 for the three months ended March 31, 2001 and 2002, respectively. Noncash activities were as follows (in thousands):

	Three Months Ended March 31, (unaudited)
	2001	2002
Capitalized lease obligations incurred	$192	$—
Issuance of common stock and stock options in acquisitions	13,551	6,933
Deferred compensation in connection with stock options issued to employees in acquisition	465	—
Assumed liabilities, transaction costs and other, net of assets acquired in acquisitions	5,166	1,677

Item 2:           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Report, which are deemed to be incorporated into this section. Our actual results could differ materially from those anticipated in such forward–looking statements due to various factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Report.

Overview

We are a leading provider of web-native software products and services that facilitate international buying and selling of goods by streamlining and optimizing global trade processes. Global trade involves the cross-border shipment of goods and the management of the information and business processes required to complete these shipments. In 1992, we introduced EMS-2000, a U.S.-centric, DOS-based export management solution. In 1994, we introduced EMS-2000 Version 4, a multi-country, two-tier, Windows-based export management solution. In 1997, we introduced Global Passport, a multi-country, three-tier, client-server based, import/export management solution. In 2000, we introduced TradeSphere, a multi-country, multi-module suite of web-native Global Trade ManagementGlobal Trade Management solutions and we introduced TradePrism.com, a trade portal that provides an Internet-based delivery mechanism for our Global Trade ManagementGlobal Trade Management capabilities. Since our inception, we have continued to develop comprehensive solutions with features, functionality and services that allow companies to manage the complexities of global trade.

We provide our products and services to over 200 clients from our offices in the United States, the United Kingdom, Brazil, Canada, Japan and Mexico. Our clients typically acquire a limited number of server and user subscriptions or licenses to implement in a division or department. As they expand implementation of our products globally and to their clients, suppliers and business partners, our clients acquire additional subscriptions or licenses. We currently market our products and services on a global basis through our direct sales force and other channels, such as strategic alliances and partners. We expect revenues from our international operations to increase as we continue to expand our international sales and services organizations.

In July 2000, we entered into an agreement to acquire FordMotor Company’s global customs operations and merged Ford’s global customs operations into our managed services operations. The Ford operations that were merged into us consist of Ford personnel and technology utilized by Ford to manage its international trade transactions. By combining our existing technology and intellectual capital with that acquired from Ford, we intend to expand our managed services to companies of varying sizes on a global basis. Ford received 8,000,000 shares of our common stock valued at approximately $79.2 million in consideration at the time of the transaction. As of May 3, 2002, Ford owned approximately 20% of our common stock.

In January 2001 and March 2001, we expanded the Global Trade ManagementGlobal Trade Management services we provide to Ford  by assuming responsibility for administering and managing Ford’s global trade operations in Mexico and Canada, respectively. The contractual terms relating to negotiating managed services arrangements with other foreign operations have not been finalized and are subject to negotiation based upon the actual costs. These costs include personnel costs, administrative overhead and information technology processing costs.

Our agreements with Ford have a minimum term of four years.  These agreements provide us with a guaranteed, predictable and recurring revenue stream from Ford over the next three years. We expect to derive at least $16.2 million in revenues in 2002 and 2003 from our agreements with Ford U.S., Ford Mexico and Ford Canada. We believe our client relationship with Ford will have a significant impact on our total revenues and is expected to account for greater than 10% of revenues for the foreseeable future. For the three months ended March 31, 2001 and 2002, Ford accounted for approximately 34% and 37% of our total revenues, respectively.

In February 2002, we amended our agreement with Ford U.S. to provide for quarterly minimum transaction levels instead of annual minimum transaction levels. By amending this agreement, we can now bill on a quarterly basis the transactions processed in excess of the minimum levels. In connection with the amendment, we agreed to reduce Ford’s U.S. aggregate annual minimum revenue guarantee from $11.6 million to $11.0 million. In December 2001, we permitted Ford U.S. to carry forward a portion of the transactions processed for Ford U.S. in 2001 in excess of the contractual minimum in the event that transaction processed in the first quarter of 2002 are less than the contractual minimum. For the three months ended March 31, 2002, we derived approximately $1.5 million in revenue related to transactions in excess of the quarterly minimum.  We are compensated for our services provided to Ford based on the number of transactions executed, subject to certain minimum transaction levels through 2004. A transaction, also known as a customs entry, or the equivalent in other geographic regions, is a declaration for goods imported by Ford. Each request submitted for the shipment of goods becomes a customs entry at the time the shipment enters the commerce of a nation. Although Ford has a limited ability to manage the number of transactions we process, based on customs regulations and Ford’s just-in-time production process, opportunities to combine multiple transactions into one customs entry are limited and not employed by Ford in the customs clearance of goods.

Acquisitions

In the first quarter of 2002, we executed on our strategy to expand our global presence to enhance our competitive position worldwide and our ability to serve and support our clients.  As part of this strategy, we acquired companies in Mexico, Canada and Brazil, respectively.  The shares of common stock we issued were valued at the average of the closing prices for the three days before and the three days after the date each acquisition’s definitive terms were finalized.

On January 3, 2002, Vastera, Inc. entered into a definitive agreement to acquire Prisma Tecnologia Coputacional, S.A. de C.V., (“Prisma”) for approximately $5.2 million. Prisma is a provider of Global Trade Management solutions in Mexico. The Company consummated this transaction on February 1, 2002 and paid $2.45 million in cash and issued approximately 150,000 shares of it common stock valued at approximately $2.4 million.

On February 12, 2002, Vastera, Inc. acquired Imanet, an Ontario Corporation for approximately $2.4 million. Imanet is a provider of Global Trade Management solutions in Canada. The Company paid $850,000 in cash and issued approximately 90,000 shares of its common stock valued at approximately $1.4 million.

On March 8, 2002, Vastera Inc. acquired Bergen Informatica Ltda (“Bergen”) for approximately $6.2 million.  Bergen is a provider of Global Trade Management solutions in Brazil.  The Company paid $2.4 million in cash and issued approximately 223,000 shares of its common stock valued at approximately $3.1 million.

In addition to the acquisition of the Ford’s global customs operations described above, on March 29, 2001, we acquired Speedchain, a development stage company with no revenues since its inception in 1999. Speedchain is a supply chain event management and global e-logistics solutions provider. The acquisition was effected through the merger of Speedchain into one of our wholly owned subsidiaries, Vastera Acquisition Corporation. The acquisition was accounted for under the purchase method of accounting and the operating results of Speedchain have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

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

We valued in-process research and development (“IPR&D”) projects acquired in the acquisition at approximately $6.9 million, based on the results of an independent appraisal of the development projects for which technological feasibility has not been established and no alternative future uses exist. The acquired IPR&D projects are targeted at the supply chain event management and e-logistics market.

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

Development of the Speedchain technology remains a substantial risk to us due to factors including the remaining effort necessary to achieve technical feasibility, rapidly changing customer needs and competitive threats from other companies. Failure to bring these products to market in a timely manner could adversely affect future sales and profitability of the combined company. Additionally, the value of the other intangible assets acquired may become impaired.

Goodwill and identifiable intangibles have been amortized on a straight-line basis over three to four years and resulted in charges to operations of approximately $5.0 million and $453,000 for the three months ended March 31, 2001 and 2002. On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill. As of January 1, 2002 we had unamortized goodwill of approximately $62.2 million. On January 1, 2002 we adopted the nonamortization approach under SFAS No. 142 for our goodwill. In the aggregate, amortization for future periods is expected to be approximately $580,000 for the years ending December 31, 2002 and 2003 and approximately $380,000 for the year ending December 31, 2004.

Critical Accounting Policies

We consider certain accounting policies related to revenue recognition, deferred revenues and intangible assets to be critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Report on Form 10-Q. Note that our preparation of this Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Source of Revenues and Revenue Recognition Policy

Our revenues consist of managed services revenues, software revenues and services revenues.

Managed Services Revenues

Managed services revenues are derived from agreements that provide for transaction fees based on the performance of our managed services solutions. Managed services solutions include the processing of our clients’ custom entries and the classification of its clients’ goods. Managed services transaction arrangements are often subject to annual or quarterly minimum transaction thresholds and revenues have been recognized based on the lower of the cumulative actual transactions processed using a weighted-average transaction rate or the amount billable for the period. For those managed services transaction arrangements that are subject to annual minimums and the amount billable for interim periods is limited to the pro-rata portion of the annual minimum, transactions processed in excess of the minimum in each period are not billable until the end of the related period. In addition, we may receive annual gainsharing fees under certain managed services transaction arrangements based on a percentage of the client’s annual cost savings, as defined in the managed services arrangements.  Such fees are recognized when they become fixed and determinable.

Software Revenues

Software revenues consist of subscription–based revenues, transaction–based revenues and perpetual software license revenues. We recognize revenue from the sale of software products in accordance with Statement of Position (“SOP”) 97–2, “Software Revenue Recognition.”

Subscription-based revenues are derived from term-license arrangements in which our clients license our software products and obtain the right to unspecified enhancements on a when-and-if-available basis and ongoing support and content update services. Revenues are recognized ratably over the contract term. Subscription arrangements typically range from three to five years.

Transaction-based revenues are derived from agreements that provide for transaction fees based on a client’s usage of our software products. Revenues from the usage of its software products are recognized as transactions occur.

Perpetual software license revenues are derived from perpetual software license arrangements and related maintenance contracts. Maintenance contracts include the right to unspecified enhancements on a when-and-if available basis, ongoing support and content update services. The content updates provided under maintenance arrangements are significant and frequent and thus the entire arrangement is in substance a subscription. Revenues from perpetual software license sales are recognized ratably over the estimated economic life of the product. We have estimated that the life of the product is three years, which is consistent with the historical periods between major upgrades to the functionality and architecture of its products such that we would charge all customers a new fee to migrate to the new version. Revenues from maintenance contracts are recognized ratably over the contract term, typically one year.

Services Revenues

Services revenues are derived from implementation, management consulting and training services. Services are performed on a time and materials basis or under fixed price arrangements and are recognized as the services are performed or using the percentage of completion method of accounting. Losses on arrangements are recognized when known.

Deferred Revenues

Deferred revenues include amounts billed to clients for revenues that have not been recognized and generally result from billed, but deferred subscription/transaction revenues and services not yet rendered. Deferred revenues will be recognized on a monthly basis over the term or the remaining economic life of the product or when the services are performed. As we continue to increase our subscription and transaction-based revenues relative to our perpetual licenses, we expect our deferred revenues to fluctuate since subscription and transaction-based customers are billed and paid ratably (monthly or quarterly). We do not consider deferred revenue to be an  indicator of future revenues.

Intangible Assets

As of March 31, 2002, we have intangible assets recorded of approximately $78.4 million related to our 1999, 2000, 2001 and 2002 acquisitions. Goodwill related to the 1999 acquisitions is amortized using the straight-line method over five years. Intangible assets from our acquisition of Ford’s global customs unit in 2000 consists of goodwill, assembled workforce, acquired technology and the Ford contract, and are amortized using the straight-line method over three to four years. The value assigned to the Ford contract is being amortized as a discount to revenue over the minimum term of the contract. The value assigned to the assembled workforce has been allocated to each country in which the Company will acquire Ford’s global customs operations, based on the number of employees in each country. The related amortization is recorded on a straight-line basis over three years from the date the Company assumes Ford’s customs operations in each country. Goodwill related to the Ford acquisition is amortized using the straight-line method over four years. The assembled workforce intangible asset and goodwill from our Speedchain acquisition in 2001 are amortized using the straight-line method over two and fours years, respectively.

For the three months ended March 31, 2001 and 2002, we recorded amortization expense related to our goodwill and intangibles of approximately $5.0 million and $453,000, respectively. On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill. As of January 1, 2002, we had unamortized goodwill of approximately $62.2 million. On January 1, 2002, we adopted the nonamortization approach under SFAS No. 142 for our goodwill. Under the nonamortization approach, goodwill will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The implementation of SFAS No. 142 did not have a material effect on our results of operations.

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

Comparison of the Three Months Ended March 31, 2001 to the Three Months Ended March 31, 2002

Revenues

Total revenues. Total revenues increased 46% from approximately $13.1 million for the three months ended March 31, 2001 to approximately $19.1 million for the three months ended March 31, 2002.

Managed services revenues. Managed services revenues increased 75% from approximately $6.2 million for the three months ended March 31, 2001 to approximately $10.9 million for the three months ended March 31, 2002.  We attribute this increase to the continued growth in our automotive and high-tech managed services client base. For the three months ended March 31, 2002, we derived approximately $1.5 million in revenue under our Ford U.S. global managed services agreement related to transactions in excess of the quarterly minimum.  Revenues derived from our managed services agreements accounted for 48% of our total revenues for the three months ended March 31, 2001 and 57% of our total revenues for the three months ended March 31, 2002. In February 2002, our agreement with Ford U.S. was amended to provide for quarterly minimums so that transactions processed in excess of the minimum will be billable quarterly rather than at the end of the year. We expect managed services revenues to account for at least 55% of our total revenues for the near future.

Software revenues. Software revenues increased 32% from approximately $2.7 million for the three months ended March 31, 2001 to approximately $3.5 million for the three months ended March 31, 2002.  We attribute this increase to the growth in our software client base.  Revenues derived from our software agreements accounted for 20% of our total revenues for the three months ended March 31, 2001 and 19% of our total revenues for the three months ended March 31, 2002. We expect software revenues to account for no more than 20% of our total revenues for the near future.

Services revenues. Services revenues increased 11% from approximately $4.2 million for the three months ended March 31, 2001 to approximately $4.6 million for the three months ended March 31, 2002. This increase resulted from our expansion  in our client base and increased software sales. Services revenues accounted for 32% of our total revenues for the three months ended March 31, 2001 and 24% for the three months ended March 31, 2002. We expect services revenues to continue to account for up to 25% of our total revenues for the near future.

Cost of Revenues

Cost of managed services revenues. Cost of managed services revenues includes the cost of salaries and related expenses for our managed services organizations. We expect the cost of managed services revenues in absolute dollars to continue to increase as we expand our offerings further, build out our managed services trade hubs and integrate other technology products into our product offerings.  The cost of managed services revenues increased 62% from approximately $3.3 million for the three months ended March 31, 2001 to approximately $5.4 million for the three months ended March 31, 2002. This increase was largely due to the growth of our managed services client base. The cost of managed services revenues as a percentage of managed services revenues was 53% for the three months ended March 31, 2001 and 49% for the three months ended March 31, 2002.  This decrease as a percentage of managed services revenues reflected our ability to leverage our managed services organization. We expect to realize productivity improvements from our investment in our support infrastructure and the leveraging of personnel in the performance of our managed services agreements. As we enter into large multi-year managed services agreements in new industry verticals or new geographic regions that may require significant investments in the related infrastructure, the costs associated with these managed services agreements may be greater in the initial year than in the later years as we realize productivity improvements from these infrastructure investments. Accordingly, we expect that our cost of managed services revenues may fluctuate on a quarterly basis as a percentage of managed services revenues.

Cost of software revenues. Cost of software revenues includes royalties owed to third parties for technology products integrated into our software products, as well as the cost of salaries and related expenses for our technical support organization. We expect the cost of software revenues in absolute dollars to continue to increase as we further expand our offerings and integrate other technology products into our product offerings.  The cost of software revenues increased 6% from approximately $508,000 for the three months ended March 31, 2001 to approximately $536,000 for the three months ended March 31, 2002.  This increase was largely due to our investment in our client support infrastructure. The cost of software revenues as a percentage of software revenues was 19% for the three months ended March 31, 2001 as compared to 15% for the three months ended March 31, 2002.  This decrease as a percentage of software revenues reflected the productivity improvements from our investment in our support infrastructure.  We expect the cost of software revenues as a percentage of software revenues to be in the range of 15% to 20% on an annual basis, but this percentage could fluctuate outside this range in any given quarter.

Cost of services revenues. Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting and training services provided to clients, as well as the cost of third parties contracted to provide either application consulting or implementation services to our clients.

The cost of services revenues increased 4% from approximately $3.2 million for the three months ended March 31, 2001 to approximately $3.4 million for the three months ended March 31, 2002.  This increase resulted from an increase in services revenues.  The cost of services revenues as a percentage of services revenues was 78% for the three months ended March 31, 2001 and 73% for three months ended March 31, 2002.  This decrease reflects the productivity improvements that we have made in our implementation and training organizations. We expect the cost of services revenues as a percentage of services revenues to be in the range of 73% to 78% on an annual basis, but this percentage could fluctuate outside this range in any given quarter.

Operating Expenses

Sales and marketing. Sales and marketing expense consists primarily of salaries, commissions and bonuses earned by sales and marketing personnel, sales training events, public relations, advertising, trade shows, and travel expenses related to both promotional events and direct sales efforts. Sales and marketing decreased 22% from approximately $4.3 million for the three months ended March 31, 2001 to approximately $3.4 million for the three months ended March 31, 2002. This decrease was primarily due to a reduction in bonuses and compensation paid to our employees.  Sales and marketing expenses represented 33% of our total revenues for the three months ended March 31, 2001 and 18% for the three months ended March 31, 2002. We anticipate that sales and marketing expenses will continue to decrease as a percentage of total revenues in future years.

Research and development. Research and development expense consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers. Research and development expense increased 12% from approximately $3.5 million for the three months ended March 31, 2001 to approximately $3.9 million for the three months ended March 31, 2002. This increase resulted from an increase in the number of internal and contract software developers and quality assurance personnel needed to support our product development and testing activities. Research and development expenses represented 27% of our total revenues for the three months ended March 31, 2001 and 21% for the three months ended March 31, 2002.  We believe that we must continue to invest in research and development in order to develop new products and services. As a result, we anticipate that research and development expenses will continue to increase in absolute dollar amounts but decrease as a percentage of total revenues in future years.

General and administrative. General and administrative expense consists primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. These expenses also include fees for legal, audit and accounting, and other professional services. General and administrative expense increased 25% from approximately $2.0 million for the three months ended March 31, 2001 to approximately $2.6 million for the three months ended March 31, 2002.  This increase resulted from the addition of legal and administrative personnel to support the growth of our business. General and administrative expenses represented 16% of our total revenues for the three months ended March 31, 2001 and 13% for the three months ended March 31, 2002. We believe our general and administrative expenses will continue to increase in absolute dollar amounts, but decrease as a percentage of total revenues as we expand our administrative staff, domestically and internationally, and incur additional expenses associated with being a global company. We expect these expenses to include legal, accounting and consulting fees.

Depreciation. Depreciation expense increased 36% from approximately $713,000 for the three months ended March 31, 2001 to approximately $970,000 for the three months ended March 31, 2002.  This increase resulted from the depreciation of fixed assets purchased to build the infrastructure needed to support the growth of our business. Depreciation expense represented 5% of our total revenues for each of the three months ended March 31, 2001 and 2002.

Amortization. Amortization expense decreased 91% from approximately $5.0 million for the three months ended March 31, 2001 to approximately $453,000 for the three months ended March 31, 2002.  This decrease resulted from our adoption of the nonamortization approach under SFAS No. 142 for our goodwill.  Amortization expense represented 38% of our total revenues for the three months ended March 31, 2001 and 2% for the three months ended March 31, 2002.  On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill. As of January 1, 2002, we had unamortized goodwill of approximately $62.2 million. In the aggregate, amortization for future periods is expected to be approximately $580,000 for the years ending December 31, 2002, 2003 and 2004 and approximately $380,000 for the year ending December 31, 2005.

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

Stock-based compensation. We recorded deferred compensation of approximately $6.4 million in the last six months of 1999 and approximately $13.1 million for the year ended December 31, 2000. These amounts represent the aggregate difference between the exercise price and the fair value for accounting purposes of the underlying common stock at the date of grant. On March 29, 2001, we recorded $465,000 of deferred compensation in connection with the unvested stock options that were assumed in connection with the Speedchain acquisition. These amounts are included as a component of stockholders’ equity and are being amortized on an accelerated basis over the applicable vesting period. For the three months ended March 31, 2001 and 2002, we amortized approximately

$1.7 million and $852,000 of deferred compensation.  We expect to amortize deferred compensation of approximately $2.6 million, $941,000 and $45,000 for the years ending December 31, 2002, 2003 and 2004. The amount of stock option compensation expense to be recorded in future periods could decrease if options are forfeited for which accrued but unvested compensation has been recorded.

Other income (expenses), net. Other income (expenses), net fluctuates based on the amount of cash balances available for investment, borrowings under our line of credit, interest and other expense related to our equipment borrowings and realized gains and losses on investments. Other income (expenses), net decreased from approximately $887,000 for the three months ended March 31, 2001 to approximately $214,000 for the three months ended March 31, 2002. This decrease resulted from the decrease in interest income.  Interest income decreased due to our utilization of our cash resources to fund our operations and to acquire companies.

Income taxes. No provision for income taxes has been recorded for either the three months ended March 31, 2001 and 2002 due to accumulated net operating losses. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.

As of December 31, 2001, we had net operating loss carry–forwards for federal tax purposes of approximately $70.5 million. These federal tax loss carry-forwards are available to reduce future taxable income and begin to expire in 2011. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership have occurred, and as a result, our future utilization of these net operating carry-forwards that we accumulated prior to the change in ownership will be subject to an annual limitation. We have also generated foreign net operating losses of approximately $5.0 million that are available for carry-forward. We may generate additional net operating loss carry-forwards in the future.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $64.9 million as of March 31, 2002, a decrease of $8.9 million from $73.8 million as of December 31, 2001.

We have a secured revolving line of credit and an equipment line of credit with PNC Bank. As of December 31, 2001 and March 31, 2002, the outstanding balance under the equipment line of credit was approximately $4.2 million and $3.5 million, respectively, and there were no amounts outstanding under the secured revolving line of credit. The revolving line of credit was scheduled to expire on December 31, 2000 and was extended to April 30, 2001. In May 2001, we renegotiated and amended our secured revolving line of credit and equipment line of credit. As amended, we may now borrow up to $10 million under the revolving line of credit, with a $2.5 million sub-limit for the issuance of letters of credit. Advances under the revolving line of credit are limited to the lesser of $10 million or the sum of 80% of eligible accounts receivable, as defined in the loan agreement. The revolving line of credit bears interest at the greater of the bank’s prime rate or the overnight federal funds rate (4.75% as of March 31, 2002). The revolving line of credit was scheduled to mature in May  2002.  PNC Bank extended the term until November 2002.  The Company plans to obtain a credit facility with a different financial institution.

We may borrow up to $6.4 million under the equipment line of credit. The equipment line of credit bears interest at the bank’s prime rate plus 50 basis points (5.25% as of March 31, 2002). The equipment line of credit has two interest-only payment periods. Amounts borrowed until November 15, 2001 are subject to interest-only payments. After this date, we are required to make principal and interest payments to repay these borrowings over a period of 30 months. The second interest-only payment period applies to borrowings made from November 16, 2001 to May 15, 2002. After May 15, 2002, we are required to make principal and interest payments to repay the borrowings from the second interest-only period over a period of 30 months, and no additional borrowings may occur thereafter.

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

As of the quarter ended	Negative Operating Income
March 31, 2002	$2,500
June 30, 2002	1,000
September 30, 2002	0
Thereafter	0

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

Amounts borrowed from one lending institution for capital leases are due over 36 to 48-month repayment periods and are collateralized by our intellectual property. As of December 31, 2001 and March 31, 2002, the outstanding balance under this capital lease agreement was approximately $309,000 and $159,000, respectively.

Net cash used in operating activities totaled approximately $6.7 million and $1.4 million for the three months ended March 31, 2001 and 2002, respectively.  Net cash flows from operating activities reflect net losses of approximately $17.3 million and $2.2 million for the three months ended March 31, 2001 and 2002, respectively,  are offset by the non-cash expenses relating to depreciation and amortization, stock-based compensation and provision for doubtful accounts. In addition, the net cash used in operations increased due to the increase in accounts receivable and a decrease in accrued compensation and accounts payable and accrued expenses.

Net cash used in investing activities was approximately $2.4 million and $804,000 for the three months ended March 31, 2001 and 2002, respectively.  Our investing activities reflect the additions of property and equipment and purchases and sales of short-term investments. We anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support expansion of our sales, marketing and research and development activities.

Net cash provided by (used in) financing activities was approximately $(207,000) and $1.2 million for the three months ended March 31, 2001 and 2002, respectively.  These financing cash flows primarily reflect the net proceeds from the exercise of stock options and payments and principal payments on our debt.

We intend to continue investing in the business, particularly in the areas of research and development, sales and marketing. Our future liquidity and capital requirements will depend on numerous factors, including:

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

We reimburse Ford for certain expenses in connection with the acquisition of Ford’s global customs operations. We  expect to pay approximately $458,000 in fees to Ford each month for the reimbursement of expenses incurred by Ford for the use of facilities, the costs of leased employees and the maintenance and expenses related to the acquired technology.  We expect these payments to decrease as we leverage our existing facilities and deploy our technology.

Recent Accounting Pronouncements

In June 2001, FASB issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill. As of January 1, 2002, we had unamortized goodwill of approximately $62.2 million. On January 1, 2002, we adopted the nonamortization approach under SFAS No. 142 for our goodwill. In the aggregate, amortization for the year ended December 31, 2001 was approximately $21.7 million.  In the aggregate, amortization for future periods is expected to be approximately $580,000 for the years ending December 31, 2002 and  2003 and approximately $380,000 for the year ending December 31, 2004. The implementation of  SFAS No. 142 did not have a material effect on our results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period during which the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. This new standard is effective in the first quarter of 2003. We do not believe that SFAS No. 143 will have a material effect on our financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, and “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  SFAS No. 144 is effective in the first quarter of 2002. We do not believe that SFAS No. 144 will have a material effect on our financial statements.

Effective January 1, 2002, FASB’s Topic D-103 requires that reimbursed travel expenses to be recognized as revenue.  Accordingly, all prior periods have been reclassified to conform with the current period’s presentation.

Risks Relating to Our Business

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our subsequent reports on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed.The market price for our common stock could decline and you may lose all or part of your investment.

We have a history of losses and expect to incur losses in the future.

We incurred net losses of approximately $8.3 million in 1998, $10.5 million in 1999, $35.8 million in 2000 and $45.8 million in 2001. For the three months ended March 31, 2002, we incurred a net loss of approximately $2.2 million.  Our accumulated deficit as of March 31, 2002 was approximately $173.3 million. We expect to continue to incur net losses in the foreseeable future. We believe that the success of our business depends on our ability to significantly increase revenue and to limit our operating expenses. If our revenues fail to grow at anticipated rates or our operating expenses increase without a corresponding increase in our revenues, or we fail to adjust operating expense levels appropriately, we may not be able to achieve and maintain profitability, which would increase the possibility that the value of your investment will decline.

Our inability to provide managed services successfully to existing and future clients would substantially reduce our revenues, increase our costs, hurt our reputation in our industry and adversely affect our business.

As a critical element of our strategy, we intend to continue to provide managed services to our current and future clients. These services range from providing operational management for a single global trade process to managing a client’s worldwide trade operation. Accordingly, in July 2000, we established a relationship with Ford pursuant to which we will administer, automate and manage Ford’s global customs operations for a minimum of four years. In early 2001, we expanded the scope of the Global Trade Management services provided to Ford by assuming responsibility for administering and managing Ford’s global trade operations in Mexico and Canada. In August 2001, we entered into an agreement with Lucent Technologies to manage Lucent’s U.S.-based global trade operations.  In March 2002, we entered into an agreement with Nortel Networks to manage Nortel’s global trade operations.

We expect that, over time, the revenues that we receive from providing managed services to these and future clients will continue to represent the largest portion of our total revenues. Any inability to perform our agreements with Ford, Lucent and Nortel or to successfully provide managed services to our existing and future clients would significantly reduce our revenues, increase our costs, hurt our reputation in our industry and adversely affect our business and results of operations.

We depend on Ford for a significant portion of our revenues.

Beginning in July 2000, we established a relationship with Ford, pursuant to which we acquired Ford’s global customs operations and will provide Ford with our managed services. Through this relationship, Ford became a significant shareholder, holding approximately 20% of our outstanding common stock as of March 31, 2002, and has become our single largest client For the three months ended March 31, 2001 and 2002, we derived approximately 36% and 37% of our total revenues, respectively, from Ford. We expect that we will continue to derive a significant portion of our total revenues from Ford in the near future. Because our services agreement with Ford has a ten-year term that may be terminated by either party for any reason after August 2004, we cannot assure you that we will be able to maintain our current agreement with Ford, or renew the services agreement with Ford after the initial term of the agreement. The termination of, or failure to renew, the Ford agreements would adversely affect our results of operations and financial condition. In addition, because the Ford contract is our largest contract to date, we cannot assure you that we have adequate resources to meet our obligations at Ford. Any events adversely affecting our relationship with Ford may also result in our inability to achieve the full marketing benefit associated with having Ford as a principal client, which would reduce our revenues, increase our costs and harm our reputation in our industry.

Any restriction on our ability to cost-effectively and legally access a foreign country’s rules and regulations that are incorporated into our global trade content, Global Content, or any failure to update our Global Content timely to include changes in such rules and regulations, may compromise the effectiveness of our solutions and adversely impact our revenues.

The success of our Global Trade Management solutions for our clients depends on our ability to obtain or access the complex rules and regulations published by foreign governments governing a particular country’s import and export of goods. The foundation of our solutions, Global Content, is subject to rapid change at the initiative of foreign governments, based on factors beyond our control. Any changes in a country’s rules and regulations relating to global trade that we are unable to include in our Global Content library may result in dissatisfied clients and possible litigation. In addition, to the extent a foreign government restricts our access to its rules and regulations, charges a fee for such access or grants proprietary rights to such information to one or more of our competitors, our solutions may not be useful to, or cost efficient for, our current and future clients and our revenues could decrease.

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

•              Variability in the mix of our managed services, software and our consulting revenues; and

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

We have significantly increased our employee base to meet increasing demand for our client solutions. The number of our employees has increased by 109 employees from 464 as of December 31, 2001 to 573 as of March 31, 2002.  As we expand our operations, we expect to continue to increase the size of our employee base. Our management and operations have been strained by this growth and will continue to be strained by our anticipated growth. To compete effectively and to manage future growth, we must continue to improve our financial and management controls, reporting systems and procedures on a timely basis. We must also expand, train and manage our employee base. If we are not successful in managing our growth, our ability to achieve and maintain profitability may be harmed.

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

Historically, we have financed our operations primarily through the sale of our equity securities. As of March 31, 2002, we had cash and cash equivalents of approximately $9.9 million plus short-term investments of approximately $55.0 million and an accumulated deficit of approximately $173.3 million. While we believe that our current cash resources will be sufficient to meet our working capital needs and finance capital expenditures for at least 12 months, we may need to raise additional debt or equity capital to fund the expansion of our operations, to enhance our products and services, or to acquire or invest in complementary products, services, businesses or technologies. If we raise additional funds through further issuances of convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available on terms favorable to us, our operations and growth strategy may be adversely affected and the market price for our common stock could decline.

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

We intend to expand our international operations substantially and enter new international markets, including providing our services to divisions and subsidiaries of Ford operating in foreign countries. This expansion will require significant management attention and financial resources to translate successfully our software products into various languages, to develop compliance expertise relating to international regulatory agencies and to develop direct and indirect international sales and support channels. We face a number of risks associated with conducting our business internationally that could negatively impact our operating results, including:

•                                  Language barriers, conflicting international business practices and other difficulties related to the management and administration of a global business;

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

Our products have a lengthy and unpredictable sales cycle that contributes to the uncertainty of our operating results. Clients typically view the purchase of our solutions as a significant and strategic decision. As a result, clients and potential clients generally evaluate our solutions and determine their impact on existing infrastructure over a lengthy period of time. Our sales cycle has averaged approximately six to nine months for software sales and nine to 12 months for managed services agreements, depending on a particular client’s implementation requirements and whether the client is new or is extending an existing implementation. The license of our software products may be subject to delays if the client has lengthy internal budgeting, approval and evaluation processes. We may incur significant selling and marketing expenses during a client’s evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or custom demonstration, before the client engages us. Larger clients may purchase our solutions as a part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays. In addition, any prolonged decline in the demand for technology products and services could reduce the market for our solutions, making sales more difficult. If revenues forecasted from a specific client for a particular quarter are not realized or are delayed to another quarter, we may experience an unplanned shortfall in revenues, which could adversely affect our operating results.

Any loss of our licensed third-party technology may result in increased costs of, or delays in, providing our solutions, which would harm our operating results.

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

The foundation of our software solutions and managed services, Global Content, is a rules-based application that provides comprehensive management of government trade regulations and programs acquired, interpreted, and updated by Vastera’s in-country trade experts. Because of the dynamic and complex nature of Global Content, we may face product liability claims in connection with our current products and future products. Any provisions in our agreements with our clients designed to limit our exposure to potential product liability claims and any product liability insurance may not be adequate to protect us from such claims under our agreements. A successful product liability claim brought against us could harm our financial condition. Even if unsuccessful, any product liability claim could result in costly litigation and divert management’s attention and resources. In addition, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products and, therefore, any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions and harm our reputation.

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

Under our agreement, we provide Ford with import and export trade management services using a phased-in geographical approach, which started with the United States, and presently includes Mexico and Canada. Under the terms of the Ford agreements, we were to have assumed responsibilities for Ford’s European customs operations in late 2001.  The transfer of Ford’s European customs operations to us has been delayed beyond the originally anticipated 2001 commencement date and may continue to be delayed into the foreseeable future.  If the transfer of Ford’s European customs operations to us continues to be delayed or if Ford is unable to, incorporate our services into many of its operations in other geographic regions and product lines,  our future revenue growth and profitability would be adversely impacted. Additionally, in the past Ford may not have complied fully with all of the regulatory requirements established by foreign governments, which may impede our ability to establish and leverage our operations under the Ford agreements in other geographic regions and which in turn would reduce our future revenue growth. Any failure to receive the requisite government approvals in connection with providing Ford managed services would adversely impact our operating results.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts. We may not become aware of these breaches or have adequate remedies available. We may need to litigate claims against third parties who infringe our intellectual property rights, which could be costly, time-consuming and would divert management’s attention and resources.

We have not secured registration of all our marks in the United States and have pursued only limited registration of our intellectual property in foreign countries. The laws of some foreign countries do not protect our proprietary rights to the same extent, as the laws of the United States. Effective copyright, trademark and trade secret protection may not be available in other jurisdictions. If we cannot adequately protect our proprietary rights, our competitors could benefit from the unauthorized use of such rights, adversely impacting our revenues and our business. Even if we are able to protect our proprietary rights, we could incur significant costs to defend our rights.

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

We may incur substantial expenses in defending against any third–party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability, may divert management’s attention from our core business and may disrupt our business. In addition, if we are not successful in defending such claims, we may need to obtain a license to the technology, which may not be available on acceptable terms or at all.

Any future acquisitions may be difficult to integrate and disruptive to our operations.  We may not realize the expected benefits from any such acquisitions, and our operating results may be harmed, if we cannot address the challenges presented by acquisitions.

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

•              Disruption of our ongoing business and diversion of management’s attention from other business concerns;

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

Our inability to address these risks could negatively impact our operating results. In addition, in connection with our acquisition of Ford’s global customs operations, we acquired, or are receiving full-time services from, a number of Ford employees. Any failure to successfully integrate these employees into our operations will increase our operating expenses and may adversely impact our revenues. Moreover, any future acquisitions or investments, even if successfully completed, may not generate any additional revenue or provide any benefit to our business.

Your ability to influence corporate matters may be limited because our officers, directors and affiliates will be able to control, and Ford will be able to influence, matters requiring stockholder approval and these parties may have interests that differ from yours.

As of May 3, 2002, our officers, directors and affiliated entities, including Ford, together beneficially owned approximately 45% of the outstanding shares of our common stock. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.  Accordingly, these stockholders collectively may be able to control all matters requiring stockholder approval and, thereby, our management and affairs. In addition, In addition, Ford beneficially owns approximately 20% of the outstanding shares of our common stock. As the single largest stockholder of Vastera, Ford may exercise significant influence over corporate acts requiring stockholder approval, including a merger or sale of Vastera for solong as Ford holds at least 5% of our common stock, it has the right to appoint a non-voting observer to our board of directors. Our officers, directors and affiliated entities, including Ford, may have interests that differ from your interests and their decisions may negatively impact our future success.

Because of provisions in our corporate charter and bylaws, Delaware law and Ford’s significant ownership position, other companies may have difficulty acquiring us, even if doing so would benefit our stockholders..

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

We are subject to provisions of Delaware law that prohibit us from engaging in any business combination with any “interested stockholder,” meaning generally a stockholder who beneficially owns more than 15% of our stock, for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board. This could have the effect of delaying or preventing a change in control. Additionally, in connection with establishing our strategic relationship with Ford, Ford acquired approximately 8,000,000 shares of our common stock. Because of Ford’s significant holdings, other companies may be deterred from acquiring us, even if being acquired would be in the best interest of our other stockholders.

The recent terrorist acts have negatively impacted the U.S. economy and may make it more difficult to implement our growth strategy and to forecast future results of operations.

The terrorist acts of September 11, 2001 have negatively impacted an already decelerating U.S. economy and caused U.S. businesses to stop spending on new products and services and to reduce costs. Accordingly, it may be more difficult to market our solutions to new clients and derive additional revenues from our existing clients. The unpredictability of future military action and other responses associated with a global war on terrorism has resulted in economic uncertainty that will negatively impact consumer as well as business confidence in the near term. This economic uncertainty may make it more difficult to implement our growth strategy and negatively impact our revenues in the future. We also may have more difficulty forecasting our future results of operations.

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

We currently do not use financial instruments to hedge operating expenses of our European, Mexican, Brazilian or Canadian subsidiaries. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. We have existing obligations relating to amounts outstanding under our equipment line of credit and amounts borrowed under capital lease arrangements. These financial instruments expose us to interest rate risk as our lending institution changes its prime rate. As disclosed in Note 4 of our consolidated financial statements, which are included as part of this Report, we have approximately $3.5 million in variable rate debt as of March 31, 2002. The significant terms of our debt facilities are fully disclosed in Note 4 of the consolidated financials statements. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. We do not hold or issue derivative securities, derivative commodity instruments or other financial instruments for trading purposes. Therefore, no quantitative tabular disclosures are required.

We have a substantial amount of intangible assets. Although as of March 31, 2002, we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Part II – Other Information

Item 1:           Legal Proceedings

We are periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon our financial position or our future operating results.

On March 14, 2001, Expeditors International of Washington, Inc. and Expeditors Tradewin, L.L.C. (collectively “Expeditors”) filed suit against us in the United States District Court for the Eastern District of Michigan, Southern Division primarily alleging that we misappropriated certain of Expeditors’ trade secrets in connection with our acquisition of Ford’s customs operations, by utilizing systems and business processes that Expeditors assisted in developing for Ford and through our employee hiring practices. We believe that the allegations contained in the complaint are without merit and that there will be no material adverse impact to our operations from this litigation. In connection with our acquisition of Ford’s customs operations, Ford agreed to indemnify us for intellectual property infringement claims and Ford is currently indemnifying us in connection with this litigation. Subsequent to Expeditors filing of its complaint, we filed a counterclaim against Expeditors for, among other things, trade libel and tortuous interference with a contractual relationship.

On April 16, 2002, the Court granted in part and denied in part our motion to dismiss this case. Specifically, the Court dismissed Expeditors claims of common law misappropriation of confidential information on the grounds that such claims were preempted by the Michigan Uniform Trade Secrets Act ("MUTSA"). The Court preserved Expeditors remaining claims, as dismissal was deemed to be premature as of the date of the Court's ruling.

Item 2:           Changes in Securities and Use of Proceeds

We received net offering proceeds from our initial public offering of approximately $86.1 million. We have used approximately $21.2 million of the net proceeds from the initial public offering for general corporate purposes, principally working capital for increased domestic and international sales and marketing expenditures, product development expenditures, expenditures related to the expansion of our consulting services organization and capital expenditures made in the ordinary course of business. The remaining portions of the net proceeds have been invested in cash, cash equivalents and short-term investments. We may also use a portion of the remaining net proceeds to expand internationally and to acquire or invest in additional businesses, products and technologies that we believe will complement our current or future business.

We issued 463,598 shares of common stock in the quarter ended March 31, 2002 in connection with our acquisition of Prisma, Imanet and Bergen.  In issuing these shares to the shareholders of Prisma, Imanet and Bergen, we relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder for exemptions from the registration requirements of the Securities Act.  All of the shareholders who received shares of our common stock were accredited investors.

Item 3:           Defaults Upon Senior Securities

                        None.

Item 4:           Submission of Matters to a Vote of Security Holders

                        None.

Item 5:           Other Information

                        None.

Item 6:           Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(a)         Exhibits.

None.

(b)        Reports on Form 8-K.

We did not file any reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Dulles, Virginia on May 9, 2002.

VASTERA, INC.

By:	/s/ Philip J. Balsamo
Philip J. Balsamo,
Chief Financial Officer
(Principal Financial and Accounting Officer)