Form 10-Q
period 2002-06-30
VASTERA INC
filed 2002-08-14
CIK 1075056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

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

Yes   ☒   No   ☐

As of August 9, 2002 there were 40,243,758 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VASTERA, INC.

Part I  – FINANCIAL INFORMATION (UNAUDITED)

Item 1:                                                          Financial Statements

VASTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2001	June 30, 2002
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,982	$17,983
Short-term investments	62,789	45,466
Accounts receivable, net of allowance for doubtful accounts of $632 and $528, respectively	14,294	15,749
Prepaid expenses and other current assets	2,485	2,741
Total current assets	90,550	81,939
Property and equipment, net	7,934	10,856
Intangible assets, net	2,331	11,287
Goodwill	62,205	65,793
Deposits and other assets	840	900

Total assets	$163,860	$170,775

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit and capital lease obligations, current	$2,207	$2,062
Accounts payable	3,167	5,259
Accrued expenses	5,313	7,662
Accrued compensation and benefits	4,588	177
Deferred revenue, current	6,936	10,322
Total current liabilities	22,211	25,482
Long-term liabilities:
Line of credit and capital lease obligations, net of current portion	2,344	2,237
Deferred revenue, net of current portion	1,487	1,333
Total liabilities	26,042	29,052
Commitments and contingencies (See Note 5)

Stockholders’ equity:
Common stock, $0.01 par value; 100,000 shares authorized; 38,692 and 40,244 shares issued and outstanding as of December 31, 2001 and June 30, 2002, respectively	387	402
Additional paid-in capital	311,930	322,195
Accumulated other comprehensive income (loss)	240	(1,041)
Deferred compensation	(3,607)	(2,045)
Accumulated deficit	(171,132)	(177,788)

Total stockholders’ equity	137,818	141,723

Total liabilities and stockholders’ equity	$163,860	$170,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

VASTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002

Revenues:
Managed services revenues	$7,256	$11,044	$13,495	$21,974
Software revenues	3,180	3,109	5,843	6,628
Services revenues	4,503	4,185	8,671	8,791

Total revenues	14,939	18,338	28,009	37,393

Cost of revenues:
Cost of managed services revenues	3,889	5,411	7,213	10,788
Cost of software revenues	626	667	1,134	1,203
Cost of services revenues	3,303	3,291	6,547	6,668

Operating expenses:
Sales and marketing	4,593	3,256	8,912	6,643
Research and development	3,757	3,493	7,291	7,441
General and administrative	2,351	2,308	4,394	4,862
Depreciation	789	1,094	1,502	2,064
Amortization	5,812	740	10,787	1,193
Restructuring	—	1,976	—	1,976
In process research and development	—	—	6,901	—
Stock-based compensation	1,587	710	3,263	1,562

Total operating expenses	18,889	13,577	43,050	25,741

Loss from operations	(11,768)	(4,608)	(29,935)	(7,007)

Other income, net	959	228	1,896	533

Loss before income taxes	(10,809)	(4,380)	(28,039)	(6,474)

Income taxes	(108)	(91)	(158)	(182)

Net loss	$(10,917)	$(4,471)	$(28,197)	$(6,656)

Basic and diluted net loss per common share	$(0.29)	$(0.11)	$(0.76)	$(0.17)

Weighted-average common shares outstanding	37,695	40,124	37,054	39,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

VASTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2001	2002
Cash flows from operating activities:
Net loss	$(28,197)	$(6,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,263	1,562
Depreciation and amortization	12,289	3,257
In process research and development	6,901	—
Provision for allowance for doubtful accounts	741	117
Amortization of revenue discount related to Ford contract	150	150

Changes in operating assets and liabilities:
Accounts receivable	(2,871)	(1,519)
Prepaid expenses and other current assets	(995)	(265)
Deposits and other assets	(60)	(65)
Accounts payable and accrued expenses	(1,253)	2,958
Accrued compensation and benefits	(2,949)	(4,546)
Deferred revenue	(996)	2,418
Net cash used in operating activities	(13,977)	(2,589)

Cash flows from investing activities:
Acquisition of subsidiaries	—	(5,682)
Net (purchases) sales of short-term investments	(439)	17,071
Acquisition of property and equipment	(873)	(6,258)
Net cash (used in) provided by investing activities	(1,312)	5,131

Cash flows from financing activities:
Proceeds from the exercise of stock options and preferred stock warrants	2,545	3,276
Principal payments on long-term debt	(1,030)	1,168
Net cash provided by financing activities	1,515	4,444
Effect of foreign currency exchange rate changes on cash and cash equivalents	(189)	15
Net decrease in cash and cash equivalents	(13,963)	7,001
Cash and cash equivalents, beginning of period	19,693	10,982
Cash and cash equivalents, end of period	$5,730	$17,983

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

The Company’s offerings include a library of global trade content, web-native software solutions and management consulting and managed services. Managed services range from managing a specific global trade function to managing a client’s global trade operation in its entirety. The Company’s customers utilize these offerings to manage their global trade processes. Global trade involves the cross-border shipment of goods between countries and the management of the information and business processes necessary to complete shipment.

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

Managed Services Revenues

Managed services revenues are derived from agreements that provide for transaction fees based on the performance of its managed services solutions. Managed services solutions include the processing of a clients’ custom entries and the classification of its clients’ goods. Managed services transaction arrangements are often subject to annual or quarterly minimum transaction thresholds, and revenues have been recognized based on the lower of the cumulative actual transactions processed during the period using a weighted-average transaction rate or the cumulative amounts billable. For those managed services transaction arrangements that are subject to annual minimums and the amount billable for interim periods is limited to the pro rata portion of the annual minimum, transactions processed in excess of the minimum in each period are not billable and, therefore, revenue is not recognized until the end of the related period. Certain managed services arrangements are based upon a fixed services fee.  Revenues associated with these arrangements are recognized based upon the average annual revenue over the life of the arrangement.  In addition, Vastera may receive annual gainsharing fees under certain managed services transaction arrangements based on a percentage of the client’s annual cost savings, as defined in the managed services arrangements.  Such fees are recognized when they become fixed and determinable.

Software Revenues

Software revenues consist of subscription–based revenues, transaction-based revenues and perpetual software license revenues. The Company recognizes revenue from the sale of software products in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.”

Subscription-based revenues are derived from term-license arrangements in which the Company’s clients license its software products and obtain the right to unspecified enhancements on a when-and-if-available basis and ongoing support and content update services. Revenues are recognized ratably over the contract term. Subscription arrangements typically range from three to five years.

Transaction-based revenues are derived from arrangements that provide for transaction fees based on a client’s usage of the Company’s software products. Revenues from the usage of its software products are recognized as transactions occur.

Perpetual software license revenues are derived from perpetual software license arrangements and related maintenance contracts. Maintenance contracts include the right to unspecified enhancements on a when-and-if available basis, ongoing support and content update services. The content updates provided under maintenance arrangements are significant and frequent and thus the entire arrangement is in substance a subscription. Revenues from perpetual software license sales are recognized ratably over the estimated economic life of the product. The Company has estimated that the life of the product is three years, which is consistent with the historical periods between major upgrades to the functionality and architecture of its products such that the Company would charge all customers a new fee to migrate to the new version. Revenues from maintenance contracts are recognized ratably over the contract term, which is typically one year.

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

Capitalized Costs

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalized costs associated with the implementation and integration related to migrating a managed services client to the Vastera trade management platform of approximately $460,000 and $810,000 for the three and six months, respectively, ended June 30, 2002.  These costs will be amortized as costs of managed services revenues over the remaining contract life, but no longer than three years.  Amortization will commence upon the completion of the client’s migration to the Vastera platform.

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

As of December 31, 2001, Ford accounted for approximately 32 percent of the Company’s total accounts receivable and another customer accounted for 13 percent of the Company’s total accounts receivable.  As of June 30, 2002, Ford accounted for 32 percent of the Company’s total accounts receivable.

Unaudited Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2001 and 2002, options to purchase approximately 7,828,000 and 8,152,000 shares, respectively, of common stock were outstanding, and warrants to purchase approximately 12,000 and zero shares, respectively, of common stock were outstanding.  Due to the anti-dilutive effect of the options and warrants, these instruments have been excluded from the calculation of weighted–average shares for diluted earnings per share. Accordingly, the basic and diluted loss per share amounts are identical.

Comprehensive Income

As of December 31, 2001 and June 30, 2002, accumulated other comprehensive income included unrealized gains and losses on investments and foreign currency translation adjustments. As of June 30, 2002, accumulated unrealized gains on investments was approximately $200,000 and accumulated foreign currency translation adjustments was approximately ($1.2 million).

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. On January 1, 2002, in accordance with SFAS No. 141, the Company reclassified its assembled workforce intangible assets to goodwill. As of January 1, 2002, the Company had unamortized goodwill of approximately $62.2 million. On January 1, 2002, the Company adopted the nonamortization approach under SFAS No. 142 for our goodwill. During the first quarter of 2002, the Company completed the initial impairment test of goodwill and indefinite lived intangible assets, which did not indicate an impairment loss. The Company estimates that the effect of the new rules will be to decrease amortization expense related to goodwill by approximately $22.8 million for the year ending December 31, 2002.

The results for the prior year (three and six months ended June 30, 2001) have not been restated. Reconciliations of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization net of the related tax effects are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2002	2001	2002
Reported net loss	$(10,917)	$(4,471)	$(28,197)	$(6,656)
Goodwill amortization, net of tax	5,701	—	10,485	—
Adjusted net loss	$(5,216)	$(4,471)	$(17,712)	$(6,656)

Basic and diluted net loss per share as reported	$(0.29)	$(0.11)	$(0.76)	$(0.17)
Goodwill amortization, net of tax	0.15	—	0.28	—
Adjusted basic and diluted net loss per share	$(0.14)	$(0.11)	$(0.48)	$(0.17)

Weighted average common shares	37,695	40,124	37,054	39,700

In the aggregate, amortization for future periods is expected to be approximately $2.7 million for the years ending December 31, 2002 and 2003 and approximately $2.4 million for the year ending December 31, 2004.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, and “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  SFAS No. 144 is effective in the first quarter of 2002. The Company does not believe that SFAS No. 144 will have a material effect on its financial statements.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this Statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002.  The provisions of this Statement related to Statement No. 13 shall be effective for transactions occurring after May 15, 2002.  All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company does not believe that SFAS No. 145 will have a material effect on the Company’s financial position or results of operations.

In August 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3,”Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability.  Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  The new standard is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company does not believe that SFAS No. 146 will have a material effect on the Company’s financial position or results of operations.

Reclassifications

Effective January 1, 2002, FASB’s Topic D-103 requires that reimbursed travel expenses be recognized as revenue.  Consequently, revenues for the three and six months ended June 30, 2002 increased by approximately $376,000 and $737,000, respectively. Revenues for the three and six months ended June 30, 2001 increased by approximately $517,000 and $886,000, respectively.

All prior periods have been reclassified to conform to the current period’s presentation.

3.          Restructuring

In the second quarter of 2002, the Company began a restructuring plan that it expects to complete in the third quarter of 2002.  Management estimates that the Company will record additional restructuring expense of $2.5 million to $3.5 million in the third quarter of 2002.  The Company recorded approximately $2.0 million in costs associated with the termination of certain employees, the closing of redundant facilities and the cancellation of certain contracts.  The Company paid out approximately $300,000 of these costs in the second quarter and expects to pay out the remainder in 2002 and 2003.

4.          Acquisition

2002 Acquisitions

In the first quarter of 2002, the Company executed on its strategy to expand its global presence to enhance its competitive position worldwide and its ability to serve and support its clients.  As part of this strategy, the Company acquired companies in Mexico, Canada and Brazil.  The shares of common stock issued by the Company were valued at the average of the closing prices for the three days before and the three days after the date each acquisition’s definitive terms were finalized.

On January 3, 2002, Vastera, Inc. entered into a definitive agreement to acquire Prisma Tecnologia Coputacional, S.A. de C.V. (“Prisma”) for approximately $5.2 million. Prisma is a provider of Global Trade Management solutions in Mexico. The Company consummated this transaction on February 1, 2002 and paid $2.45 million in cash and issued approximately 150,000 shares of it common stock valued at approximately $2.4 million.

On February 12, 2002, Vastera, Inc. acquired Imanet, an Ontario Corporation for approximately $2.4 million. Imanet is a provider of Global Trade Management solutions in Canada. The Company paid $850,000 in cash and issued approximately 90,000 shares of its common stock valued at approximately $1.4 million.

On March 8, 2002, Vastera Inc. acquired Bergen Informatica Ltda. (“Bergen”) for approximately $6.2 million.  Bergen is a provider of Global Trade Management solutions in Brazil.  The Company paid $2.4 million in cash and issued approximately 223,000 shares of its common stock valued at approximately $3.1 million.

The preliminary aggregate purchase price of the three 2002 acquisitions was determined as follows  (in thousands):

Value
Fair value of common stock	$6,933
Cash consideration	5,682
Assumed liabilities	28
Transaction costs and other	1,490
Aggregate purchase price	$14,133

The purchase price has been allocated on a preliminary basis as follows (in thousands):

Value
Current assets	$121
Property and equipment	205
Acquired technology and know-how	10,400
Acquired contracts	400
Goodwill	3,855
Deferred revenue	(848)
$14,133

The amounts allocated to acquired technology and know how and acquired contracts are being amortized on a straight-line method over the estimated useful life of these assets, which are five years and one year, respectively.

The purchase price and the related allocation of the 2002 acquisitions are preliminary, as management is reviewing the activities and employees of the acquired companies. Costs associated with the possible termination of certain acquired employees or exiting other activities would be accounted for as liabilities assumed in the business combinations.

The following unaudited pro forma information (in thousands) has been prepared as if the 2002 acquisitions had occurred as of January 1, 2001.

	Pro Forma for the Year Ended December 31, 2001	Pro Forma for the Six Months Ended June 30, 2002
	(unaudited)	(unaudited)
Total revenues	$69,715	$38,020
Net loss	(48,704)	(6,976)
Pro forma basic and diluted loss per common share	(1.28)	(.18)

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

In connection with the Speedchain acquisition, the Company recognized approximately $550,000 in liabilities as the cost associated with closing redundant facilities and terminating certain employees. These activities resulted in the termination of the employment of eight employees in connection with the elimination of duplicative positions and the restructuring of certain operations. Approximately $300,000 of this accrual was paid out in 2001 and the remaining $250,000 was paid out during the six months ended June 30, 2002.

The following unaudited pro forma information (in thousands) has been prepared as if the acquisition of Speedchain had occurred as of January 1, 2001, excluding the one-time IPR&D charge of approximately $6.9 million.

Pro Forma for the Six Months Ended June 30, 2001
(unaudited)
Total revenues	$27,123
Net loss	(24,185)
Pro forma basic and diluted loss per common share	(.64)

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the periods presented or the future results of the combined operations.

5.          Long-Term Debt:

Line of Credit

The Company has a secured revolving line of credit and an equipment line of credit with PNC Bank. As of December 31, 2001 and June 30, 2002, the outstanding balance under the equipment line of credit was approximately $4.2 million and $4.1 million, respectively, and there were no amounts outstanding under the secured revolving line of credit. The revolving line of credit was scheduled to expire on December 31, 2000 and was extended to April 30, 2001. In May 2001, the Company renegotiated and amended its secured revolving line of credit and equipment line of credit. As amended, the Company could borrow up to $10 million under the revolving line of credit, with a $2.5 million sub-limit for the issuance of letters of credit. Advances under the revolving line of credit were limited to the lesser of $10 million or 80 percent of eligible accounts receivable, as defined in the loan agreement. The revolving line of credit bore interest at the greater of the bank’s prime rate or the overnight federal funds rate (4.75 percent as of June 30, 2002). The revolving line of credit was scheduled to mature in May 2002.  PNC Bank extended the term until November 2002. In July 2002, the Company obtained a credit facility with a different financial institution.

The terms of the former revolving line of credit and equipment line of credit require the Company to comply with certain financial covenants including, but not limited to, restrictions and limitations on future indebtedness, sale of assets and material changes in the Company’s business. The financial covenants include a minimum quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.0 to 1.0 for 2001 and 1.5 to 1.0 for 2002 and thereafter. The most restrictive of the financial covenants is that the Company’s negative operating income shall not be in excess of $1.0 million for the quarter ended June 30, 2002.  As of June 30, 2002, the Company was not in compliance with this covenant.

 In July 2002, the Company refinanced $3.9 million of outstanding debt under its former credit facility with Comerica Bank.  The term loan matures in June 2004 and bears interest at the bank’s prime rate plus 50 basis points.  The Company also obtained a secured revolving line of credit and an equipment line of credit with Comerica Bank.  The Company may borrow up to $10 million under the revolving line of credit, with a $2.5 million sub-limit for the issuance of letters of credit. Advances under the revolving line of credit are limited to the lesser of $10 million or 80 percent of eligible accounts receivable, as defined in the loan agreement. The revolving line of credit bears interest at the bank’s prime rate.  The revolving line of credit matures in July 2004.

The Company may borrow up to $5 million under the equipment line of credit.  The equipment line of credit bears interest at the bank’s prime rate plus 50 basis points.  The equipment line of credit has two interest-only payment periods and matures in July 2005.

The terms of the revolving line of credit and equipment line of credit require the Company to comply with certain financial covenants including, but not limited to, restrictions and limitations on future indebtedness, sale of assets and material changes in the Company’s business. The financial covenants include a minimum quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.5 to 1.0.  The most restrictive of the financial covenants is that the Company’s pro forma income/(loss) shall not be in excess of ($1.5) million for the three months ended September 30, 2002 and $0 for the three months ended December 31, 2002 and thereafter, measured quarterly.  As of and for the three months ended June 30, 2002, the Company was in compliance with the covenants of its new credit facility.

Pro forma income (loss) is defined in the loan agreement as net income, plus interest expense, taxes, non-cash charges (including depreciation, amortization, stock-based compensation, research and development related charges and one-time restructuring charges), and cash restructuring charges (not to exceed $5.0 million in the aggregate), and less interest income, and one-time or non-recurring revenue.

6.          Commitments and Contingencies:

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

On April 16, 2002, the Court granted in part and denied in part our motion to dismiss this case. Specifically, the Court dismissed Expeditors claims of common law misappropriation of confidential information on the grounds that such claims were preempted by the Michigan Uniform Trade Secrets Act (“MUTSA”). The Court preserved Expeditors remaining claims, as dismissal was deemed to be premature as of the date of the Court’s ruling.

7.          Segment Information:

The Company has three reportable operating segments: managed services, software and services. The managed services segment generates revenues from managed services transaction arrangements.  The software segment generates revenues from subscription, transaction, and software license agreements of its Global Trade Management solutions. The services segment generates revenues by charging its customers for implementation, management consulting and training services. The Company evaluates its segments’ performance based on revenues and gross profit. The Company’s unallocated costs include corporate and other costs not allocated to the segments for management’s reporting purposes.

The following table summarizes the Company’s three segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Managed services	$7,256	$11,044	$13,495	$21,974
Software	3,180	3,109	5,843	6,628
Services	4,503	4,185	8,671	8,791
Total revenues	14,939	18,338	28,009	37,393

Gross Profit:
Managed services	3,367	5,633	6,282	11,186
Software	2,554	2,442	4,709	5,425
Services	1,200	894	2,124	2,123
Gross profit	7,121	8,969	13,115	18,734

Net loss:
Unallocated expense	(18,889)	(13,577)	(43,050)	(25,741)
Interest income	1,059	354	2,104	771
Interest expense	(100)	(126)	(208)	(238)
Income tax	(108)	(91)	(158)	(182)
Net loss	$(10,917)	$(4,471)	$(28,197)	$(6,656)

Revenues

The following table summarizes the Company’s revenues by products and services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Managed services	$7,256	$11,044	$13,495	$21,974
Software	3,180	3,109	5,843	6,628
Services	4,503	4,185	8,671	8,791
Total revenues	$14,939	$18,338	$28,009	$37,393

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

Vastera’s product and services revenues were generated in the following geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
United States	$11,950	$15,072	$23,808	$31,051
Europe and Asia	1,588	906	1,788	1,704
Other international regions	1,401	2,360	2,413	4,638
Total revenues	$14,939	$18,338	$28,009	$37,393

Vastera’s tangible long-lived assets were located as follows:

	December 31, 2001	June 30, 2002
		(unaudited)
United States	$7,108	$9,717
Europe and Asia	510	545
Other international regions	316	594
Total long-lived assets	$7,934	$10,856

Significant Customers

For the three months ended June 30, 2001 and 2002, one customer accounted for approximately 37 percent and 34 percent, respectively, of total revenues. For the six months ended June 30, 2002, one customer accounted for 35 percent of total revenues.  For the six months ended June 30, 2001, two customers accounted for 36 percent and 10 percent, respectively, of total revenue.

8.          Transactions with Ford Motor Company:

On August 29, 2000, the Company acquired Ford’s global customs operations and merged Ford’s global customs operations into its managed services operations. Ford received 8,000,000 shares of its common stock valued at approximately $79.2 million in consideration at the time of the transaction. As of June 30, 2002, Ford owned 8,000,000 shares or approximately 20 percent of the Company.

In August 2000, the Company also entered into a managed services agreement whereby Vastera will manage Ford’s global trade operations. The agreement with Ford U.S. has a minimum term of four years and may continue for a total of ten years. In January 2001 and March 2001, the Company entered into a managed services agreements with Ford Mexico and Ford Canada, respectively. The agreements with Ford Mexico and Ford Canada also have minimum terms of four years and each may continue for a total of ten years. For the three months ended June 30, 2001 and 2002, Ford accounted for approximately 37 percent and 34 percent, respectively, of total revenues. As of June 30, 2002, Ford owed the Company approximately $5.1 million or 32 percent of the Company’s total accounts receivable.

In February 2002, the Company amended its agreement with Ford U.S. to provide for quarterly minimum transaction levels instead of annual minimum transaction levels. By amending this agreement, the Company was able to bill Ford on a quarterly basis the transactions processed in excess of the minimum levels. In connection with the amendment, the Company agreed to reduce Ford’s U.S. aggregate annual minimum revenue guarantee from $11.6 million to $11.0 million. In December 2001, the Company permitted Ford U.S. to carry forward a portion of the transactions processed for Ford U.S. in 2001 in excess of the contractual minimum in the event that transaction processed in the first quarter of 2002 are less than the contractual minimum. For the three and six months ended June 30, 2002, the Company derived approximately $1.0 million and $2.5 million, respectively, in revenues related to transactions in excess of the quarterly minimum.

In July 2002, the Company further amended its agreement with Ford U.S. to provide that it will now bill Ford at a fixed annual rate of $11.8 million for the remaining life of the agreement, beginning January 1, 2003.  By amending the agreement in this manner, the Company will no longer bill Ford for transactions processed in excess of specified minimum quarterly levels.  In connection with this amendment, the Company and Ford agreed that it would bill Ford $4.9 million for the remainder of 2002.

The Company reimburses Ford for expenses incurred on its behalf by Ford for the use of facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology. For the three months ended June 30, 2001 and 2002, the Company paid Ford approximately $1.5 million and $1.4 million, respectively. These payments are expected to decrease in the future as the Company leverages its existing facilities and employees and deploys its own technology.

9.          Stock-based Compensation

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of managed services revenues	$7	$20	$14	$44
Cost of software revenues	45	3	93	7
Cost of services revenues	222	99	457	218
Sales and marketing	637	286	1,309	628
Research and development	154	69	317	152
General and administrative	522	233	1,073	513
Total stock-based compensation	$1,587	$710	$3,263	$1,562

10.        Supplemental Information:

Cash Flow Information

Cash paid for interest was $202,000 and $252,000 for the six months ended June 30, 2001 and 2002, respectively. Noncash activities were as follows (in thousands):

	Six Months Ended June 30, (unaudited)
	2001	2002
Capitalized lease obligations incurred	$1,988	$1,243
Issuance of common stock and stock options in acquisitions	13,551	6,933
Deferred compensation in connection with stock options issued to employees in acquisition	465	—
Assumed liabilities, transaction costs and other, net of assets acquired in acquisitions	5,311	2,040

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

Overview

We are a leading provider of web-native software products and services that facilitate the international purchase and sale of goods by streamlining and optimizing global trade processes. Global trade involves the cross-border shipment of goods and the management of the information and business processes required to complete these shipments. In 1992, we introduced EMS-2000, a U.S.-centric, DOS-based export management solution. In 1994, we introduced EMS-2000 Version 4, a multi-country, two-tier, Windows-based export management solution. In 1997, we introduced Global Passport, a multi-country, three-tier, client-server based, import/export management solution. In 2000, we introduced TradeSphere, a multi-country, multi-module suite of web-native Global Trade Management solutions and we introduced TradePrism.com, a trade portal that provides an Internet-based delivery mechanism for our Global Trade ManagementGlobal Trade Management capabilities. Since our inception, we have continued to develop comprehensive solutions with features, functionality and services that allow companies to manage the complexities of global trade.

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

In July 2000, we entered into an agreement to acquire Ford Motor Company’s global customs operations and merged Ford’s global customs operations into our managed services operations. The Ford operations that were merged into us consist of Ford personnel and technology utilized by Ford to manage its international trade transactions. By combining our existing technology and intellectual capital with that acquired from Ford, we intend to expand our managed services to companies of varying sizes on a global basis. Ford received 8,000,000 shares of our common stock valued at approximately $79.2 million in consideration at the time of the transaction. As of August 9, 2002, Ford owned approximately 20% of our common stock.

In January 2001 and March 2001, we expanded the Global Trade Management services we provide to Ford by assuming responsibility for administering and managing Ford’s global trade operations in Mexico and Canada, respectively. The contractual terms relating to negotiating managed services arrangements with other foreign operations have not been finalized and are subject to negotiation based upon the actual costs. These costs include personnel costs, administrative overhead and information technology processing costs.

Our agreements with Ford have a minimum term of four years.  These agreements provide us with a guaranteed, predictable and recurring revenue stream from Ford over the next three years. We expect to derive at least $18.0 million in revenues in 2002 and $16.9 million in revenues in 2003 from our agreements with Ford U.S., Ford Mexico and Ford Canada. We believe our client relationship with Ford will have a significant impact on our total revenues and is expected to account for greater than 10% of revenues for the foreseeable future. For the three months ended June 30, 2001 and 2002, Ford accounted for approximately 37% and 34%, respectively, of our total revenues. For the six months ended June 30, 2001 and 2002, Ford accounted for approximately 36% and 35%, respectively, of our total revenues.

In February 2002, we amended our agreement with Ford U.S. to provide for quarterly minimum transaction levels instead of annual minimum transaction levels. By amending this agreement, we could bill on a quarterly basis the transactions processed in excess of the minimum levels. In connection with the amendment, we agreed to reduce Ford’s U.S. aggregate annual minimum revenue guarantee from $11.6 million to $11.0 million. In December 2001, we permitted Ford U.S. to carry forward a portion of the transactions processed for Ford U.S. in 2001 in excess of the contractual minimum in the event that transaction processed in the first quarter of 2002 are less than the contractual minimum. For the three and six months ended June 30, 2002, we derived approximately $1.0 million and $2.5 million, respectively, in revenue related to transactions in excess of the quarterly minimum.

In July 2002, we further amended our agreement with Ford U.S. to provide that we will now bill Ford at a fixed annual rate of $11.8 million for the remaining life of the agreement.  By amending the agreement in this manner, we will no longer bill Ford for transactions processed in excess of specified minimum quarterly levels.  In connection with this amendment, Ford and we agreed that we would bill Ford $4.9 million for the remainder of 2002.

Acquisitions

In the first quarter of 2002, we executed on our strategy to expand our global presence to enhance our competitive position worldwide and our ability to serve and support our clients.  As part of this strategy, we acquired companies in Mexico, Canada and Brazil.  The shares of common stock we issued were valued at the average of the closing prices for the three days before and the three days after the date each acquisition’s definitive terms were finalized.

On January 3, 2002, we entered into a definitive agreement to acquire Prisma Tecnologia Computacional, S.A. de C.V. (“Prisma”) for approximately $5.2 million. Prisma is a provider of Global Trade Management solutions in Mexico. The Company consummated this transaction on February 1, 2002 and paid $2.45 million in cash and issued approximately 150,000 shares of it common stock valued at approximately $2.4 million.

On February 12, 2002, we acquired Imanet, an Ontario Corporation for approximately $2.4 million. Imanet is a provider of Global Trade Management solutions in Canada. The Company paid $850,000 in cash and issued approximately 90,000 shares of its common stock valued at approximately $1.4 million.

On March 8, 2002, we acquired Bergen Informatica Ltda (“Bergen”) for approximately $6.2 million.  Bergen is a provider of Global Trade Management solutions in Brazil.  The Company paid $2.4 million in cash and issued approximately 223,000 shares of its common stock valued at approximately $3.1 million.

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

Under the terms of the acquisition agreement, we issued an aggregate of 944,485 shares of common stock in exchange for all of the outstanding preferred stock and common stock of Speedchain. The shares of common stock issued by us were valued at $14.00 per share, the average of the closing prices for the three days before and three days after March 1, 2001. We also issued options to acquire approximately 24,000 shares of our common stock in exchange for the vested Speedchain stock options we assumed in the business combination. The options were valued at approximately $328,000 using the Black-Scholes model, assuming 128% volatility, a risk free interest rate of 6.19% and an exercise period of three years.  We also issued options to acquire approximately 64,000 shares of our common stock in exchange for the unvested Speedchain stock options assumed in the business combination. Accordingly, we recorded $465,000 of deferred compensation that will be amortized on an accelerated basis over the remaining vesting period of these options.

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

The value of the IPR&D projects identified was determined by estimating the future cash flows from each of the respective projects at the assumed date of commercial feasibility, discounting these net cash flows back to their present value and then applying a percentage of completion to the calculated present value. The percentage of completion for each project was determined using milestones representing management’s estimate of effort, value added and degree of difficulty of the portion of the projects completed as of March 29, 2001, as compared to the remaining research and development to be completed to bring the projects to technical feasibility. Speedchain’s projects started in February 2000 and, as of March 29, 2001, we estimated the projects were 70% complete.

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

Goodwill and identifiable intangibles have been amortized on a straight-line basis over three to four years and resulted in charges to operations of approximately $5.8 million and $740,000 for the three months ended June 30, 2001 and 2002, respectively, and $10.8 million and $1.2 million for the six months ended June 30, 2001 and 2002, respectively. On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill. As of January 1, 2002, we had unamortized goodwill of approximately $62.2 million. On January 1, 2002, we adopted the nonamortization approach under SFAS No. 142 for our goodwill. In the aggregate, amortization for future periods is expected to be approximately $2.7 million for the years ending December 31, 2002 and 2003 and approximately $2.4 million for the year ending December 31, 2004.

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

Managed Services Revenues

Managed services revenues are derived from agreements that provide for transaction fees based on the performance of our managed services solutions. Managed services solutions include the processing of our clients’ custom entries and the classification of its clients’ goods. Managed services transaction arrangements are often subject to annual or quarterly minimum transaction thresholds and revenues have been recognized based on the lower of the cumulative actual transactions processed during the period using a weighted-average transaction rate or the amount billable for the period. For those managed services transaction arrangements that are subject to annual minimums and the amount billable for interim periods is limited to the pro-rata portion of the annual minimum, transactions processed in excess of the minimum in each period are not billable and, therefore, revenue is not recognized until the end of the related period. Certain managed services arrangements are based upon a fixed services fee.  Revenues associated with these arrangements are recognized based upon the average annual revenue over the life of the arrangement.  In addition, we may receive annual gainsharing fees under certain managed services transaction arrangements based on a percentage of the client’s annual cost savings, as defined in the managed services arrangements.  Such fees are recognized when they become fixed and determinable.

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

Intangible Assets

As of June 30, 2002, we have intangible assets recorded of approximately $77.1 million related to our 1999, 2000, 2001 and 2002 acquisitions. Goodwill related to the 1999 acquisitions was amortized using the straight-line method over five years. Intangible assets from our acquisition of Ford’s global customs unit in 2000 consists of goodwill, assembled workforce, acquired technology and the Ford contract. Prior to January 1, 2002, goodwill and assembled workforce were amortized using the straight-line method over three to four years. Acquired technology is amortized over five years. The value assigned to the Ford contract is being amortized as a discount to revenue over the minimum term of the contract. The value assigned to the assembled workforce has been allocated to each country in which we will acquire Ford’s global customs operations, based on the number of employees in each country. The related amortization is recorded on a straight-line basis over three years from the date we assume Ford’s customs operations in each country. The assembled workforce intangible asset and goodwill from our Speedchain acquisition in 2001 were amortized using the straight-line method over two and fours years, respectively.

On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill. As of January 1, 2002, we had unamortized goodwill of approximately $62.2 million. On January 1, 2002, we adopted the nonamortization approach under SFAS No. 142 for our goodwill. Under the nonamortization approach, goodwill will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. During the first quarter of 2002, the Company completed the initial impairment test of goodwill and indefinite lived intangible assets, which did not indicate an impairment loss. The Company estimates that the effect of the new rules will be to decrease amortization expense related to goodwill by approximately $22.8 million for the year ending December 31, 2002.

The results for the prior year (three and six months ended June 30, 2001) have not been restated. Reconciliations of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization net of the related tax effects are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2002	2001	2002
Reported net loss	$(10,917)	$(4,471)	$(28,197)	$(6,656)
Goodwill amortization, net of tax	5,701	—	10,485	—
Adjusted net loss	$(5,216)	$(4,471)	$(17,712)	$(6,656)

Basic and diluted net loss per share as reported	$(0.29)	$(0.11)	$(0.76)	$(0.17)
Goodwill amortization, net of tax	0.15	—	0.28	—
Adjusted basic and diluted net loss per share	$(0.14)	$(0.11)	$(0.48)	$(0.17)

Weighted average common shares	37,695	40,124	37,054	39,700

             For the three months ended June 30, 2001 and 2002, we recorded amortization expense related to our goodwill and intangibles of approximately $5.8 million and $740,000, respectively. For the six months ended June 30, 2001 and 2002, we recorded amortization expense of $10.8 million and $1.2 million, respectively.

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

Comparison of the Three Months Ended June 30, 2001 to the Three Months Ended June 30, 2002

Revenues

Total revenues. Total revenues increased 23% from approximately $14.9 million for the three months ended June 30, 2001 to approximately $18.3 million for the three months ended June 30, 2002.

Managed services revenues. Managed services revenues increased 52% from approximately $7.3 million for the three months ended June 30, 2001 to approximately $11.0 million for the three months ended June 30, 2002.  We attribute this increase to the continued growth in our automotive and high-tech managed services client base. For the three months ended June 30, 2002, we derived approximately $1.0 million in revenue under our Ford U.S. global managed services agreement related to transactions in excess of the quarterly minimum.  Revenues derived from our managed services agreements accounted for 49% of our total revenues for the three months ended June 30, 2001 and 60% of our total revenues for the three months ended June 30, 2002. In February 2002, our agreement with Ford U.S. was amended to provide for quarterly minimums so that transactions processed in excess of the minimum will be billable quarterly rather than at the end of the year. In July 2002, we further amended our agreement with Ford U.S. to provide that we will now bill Ford at a fixed annual rate of $11.8 million for the remaining life of the agreement.  By amending the agreement in this manner, we will no longer bill Ford for transactions processed in excess of specified minimum quarterly levels.  In connection with this amendment, Ford and we agreed that we would bill Ford $4.9 million for the remainder of 2002.  We expect managed services revenues to account for at least 55% of our total revenues for the near future.

Software revenues. Software revenues decreased 2% from approximately $3.2 million for the three months ended June 30, 2001 to approximately $3.1 million for the three months ended June 30, 2002.  We attribute this decrease to the decrease in information technology spending and the conversion of our software clients to managed services clients.  Revenues derived from our software agreements accounted for 21% of our total revenues for the three months ended June 30, 2001 and 17% of our total revenues for the three months ended June 30, 2002. We expect software revenues to account for no more than 20% of our total revenues for the near future.

Services revenues. Services revenues decreased 7% from approximately $4.5 million for the three months ended June 30, 2001 to approximately $4.2 million for the three months ended June 30, 2002. Implementations typically begin in the quarter following a software deal.  Since we closed fewer software deals in the first quarter of 2002 compared to previous quarters, our services revenues in the second quarter decreased. Services revenues accounted for 30% of our total revenues for the three months ended June 30, 2001 and 23% for the three months ended June 30, 2002. We expect services revenues to continue to account for up to 25% of our total revenues for the near future.

Cost of Revenues

Cost of managed services revenues. Cost of managed services revenues includes the cost of salaries and related expenses for our managed services organizations. We expect the cost of managed services revenues in absolute dollars to continue to increase as we expand our offerings further, build out our managed services trade hubs and integrate other technology products into our product offerings.  The cost of managed services revenues increased 39% from approximately $3.9 million for the three months ended June 30, 2001 to approximately $5.4 million for the three months ended June 30, 2002. This increase was largely due to the growth of our managed services client base. The cost of managed services revenues as a percentage of managed services revenues was 54% for the three months ended June 30, 2001 and 49% for the three months ended June 30, 2002.  This decrease as a percentage of managed services revenues reflected our ability to leverage our managed services organization. We expect to realize productivity improvements from our investment in our support infrastructure and the leveraging of personnel in the performance of our managed services agreements. As we enter into large multi-year managed services agreements in new industry verticals or new geographic regions that may require significant investments in the related infrastructure, the costs associated with these managed services agreements may be greater in the initial year than in the later years when we realize productivity improvements from these infrastructure investments. Accordingly, we expect that our cost of managed services revenues may fluctuate on a quarterly basis as a percentage of managed services revenues.

Cost of software revenues. Cost of software revenues includes royalties owed to third parties for technology products integrated into our software products, as well as the cost of salaries and related expenses for our technical support organization. We expect the cost of software revenues in absolute dollars to continue to increase as we further expand our offerings and integrate other technology products into our product offerings.  The cost of software revenues increased 7% from approximately $626,000 for the three months ended June 30, 2001 to approximately $667,000 for the three months ended June 30, 2002.  This increase was due to our investment in our client support infrastructure. The cost of software revenues as a percentage of software revenues was 20% for the three months ended June 30, 2001 as compared to 21% for the three months ended June 30, 2002.  This increase as a percentage of software revenues reflected additional support costs related to our foreign operations.  We expect the cost of software revenues as a percentage of software revenues to be approximately 20% on an annual basis, but this percentage could fluctuate in any given quarter.

Cost of services revenues. Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting and training services provided to clients, as well as the cost of third parties contracted to provide either application consulting or implementation services to our clients.

The cost of services revenues remained constant at $3.3 million for the three months ended June 30, 2001 and for the three months ended June 30, 2002. The cost of services revenues as a percentage of services revenues was 73% for the three months ended June 30, 2001 and 79% for three months ended June 30, 2002.  This increase reflects the decrease in service revenues while costs of services remained constant.  We expect the cost of services revenues as a percentage of services revenues to be in the range of 73% to 78% on an annual basis, but this percentage could fluctuate outside this range in any given quarter.

Operating Expenses

Sales and marketing. Sales and marketing expense consists primarily of salaries, commissions and bonuses earned by sales and marketing personnel, sales training events, public relations, advertising, trade shows and travel expenses related to both promotional events and direct sales efforts. Sales and marketing decreased 29% from approximately $4.6 million for the three months ended June 30, 2001 to approximately $3.3 million for the three months ended June 30, 2002. This decrease was primarily due to a reduction in annual bonuses expected to be paid to employees and compensation paid to our employees.  Sales and marketing expenses represented 31% of our total revenues for the three months ended June 30, 2001 and 18% for the three months ended June 30, 2002. We anticipate that sales and marketing expenses will continue to decrease as a percentage of total revenues in future years.

Research and development. Research and development expense consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers. Research and development expense decreased 7% from approximately $3.8 million for the three months ended June 30, 2001 to approximately $3.5 million for the three months ended June 30, 2002. Research and development expenses represented 25% of our total revenues for the three months ended June 30, 2001 and 19% for the three months ended June 30, 2002.  We believe that we must continue to invest in research and development in order to develop new products and services.

General and administrative. General and administrative expense consists primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. These expenses also include fees for legal, audit and accounting, and other professional services. General and administrative expense decreased 2% from approximately $2.4 million for the three months ended June 30, 2001 to approximately $2.3 million for the three months ended June 30, 2002. General and administrative expenses represented 16% of our total revenues for the three months ended June 30, 2001 and 13% for the three months ended June 30, 2002. We believe our general and administrative expenses will continue to decrease as a percentage of total revenues, but increase in absolute dollar amounts as we expand our administrative staff, domestically and internationally, and incur additional expenses associated with being a global company.

Depreciation. Depreciation expense increased 39% from approximately $789,000 for the three months ended June 30, 2001 to approximately $1.1 million for the three months ended June 30, 2002.  This increase resulted from the depreciation of fixed assets purchased to build the infrastructure needed to support the growth of our business. Depreciation expense represented 5% and 6% of our total revenues for the three months ended June 30, 2001 and 2002, respectively.

Amortization. Amortization expense decreased 87% from approximately $5.8 million for the three months ended June 30, 2001 to approximately $740,000 for the three months ended June 30, 2002.  This decrease resulted from our adoption of the nonamortization approach under SFAS No. 142 for our goodwill.  Amortization expense represented 39% of our total revenues for the three months ended June 30, 2001 and 4% for the three months ended June 30, 2002.  On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill. As of January 1, 2002, we had unamortized goodwill of approximately $62.2 million. In the aggregate, amortization for future periods is expected to be approximately $2.7 million for the years ending December 31, 2002, 2003 and 2004 and approximately $2.4 million for the year ending December 31, 2005.

Restructuring. In the second quarter of 2002, we began a restructuring plan that we expect to complete in the third quarter of 2002.  We recorded approximately $2.0 million in costs associated with the termination of certain employees, the closing of redundant facilities and the cancellation of certain contracts.  We estimate that we will record additional restructuring expense of $2.5 million to $3.5 million in the third quarter of 2002.  We paid out approximately $300,000 of these costs in the second quarter and expects to pay out the remainder in 2002 and 2003.

In-process research and development. For the six months ended December 31, 2001, we incurred a one-time IPR&D charge of approximately $6.9 million associated with the acquisition of Speedchain. We valued IPR&D acquired in the Speedchain acquisition consummated on March 29, 2001 at approximately $6.9 million based on an independent appraisal of the development project for which technological feasibility has not been established and no alternative future uses exist. The acquired IPR&D project is targeted at the supply chain event management and e-logistics market.

Stock-based compensation. We recorded deferred compensation of approximately $6.4 million in the last six months of 1999 and approximately $13.1 million for the year ended December 31, 2000. These amounts represent the aggregate difference between the exercise price and the fair value for accounting purposes of the underlying common stock at the date of grant. On March 29, 2001, we recorded $465,000 of deferred compensation in connection with the unvested stock options that were assumed in connection with the Speedchain acquisition. These amounts are included as a component of stockholders’ equity and are being amortized on an accelerated basis over the applicable vesting period. For the three months ended June 30, 2001 and 2002, we amortized approximately $1.6 million and $710,000, respectively, of deferred compensation.  We expect to amortize deferred compensation of approximately $2.6 million, $941,000 and $45,000 for the years ending December 31, 2002, 2003 and 2004. The amount of stock option compensation expense to be recorded in future periods could decrease if options are forfeited for which accrued but unvested compensation has been recorded.

Other income (expenses), net. Other income (expenses), net fluctuates based on the amount of cash balances available for investment, borrowings under our line of credit, interest and other expense related to our equipment borrowings and realized gains and losses on investments. Other income (expenses), net decreased from approximately $959,000 for the three months ended June 30, 2001 to approximately $228,000 for the three months ended June 30, 2002. This decrease resulted from the decrease in interest income.  Interest income decreased due to lower interest rates and our utilization of our cash resources to fund our operations and to acquire companies.

Income taxes. No provision for income taxes has been recorded for either the three months ended June 30, 2001 or 2002 due to accumulated net operating losses. We have recorded tax expense from franchise or other similar business taxes. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the realization of these future tax benefits.

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

Comparison of the Six Months Ended June 30, 2001 to the Six Months Ended June 30, 2002

Revenues

Total revenues. Total revenues increased 34% from approximately $28 million for the six months ended June 30, 2001 to approximately $37.4 million for the six months ended June 30, 2002.

Managed services revenues. Managed services revenues increased 63% from approximately $13.5 million for the six months ended June 30, 2001 to approximately $22.0 million for the six months ended June 30, 2002. We attribute this increase to the continued growth in our automotive and high-tech managed services client base. For the six months ended June 30, 2002, we derived approximately $2.5 million in revenue under our Ford U.S. global managed services agreement related to transactions in excess of the quarterly minimum.  Revenues derived from our managed services agreements accounted for 49% of our total revenues for the six months ended June 30, 2001 and 59% of our total revenues for the six months ended June 30, 2002. In February 2002, our agreement with Ford U.S. was amended to provide for quarterly minimums so that transactions processed in excess of the minimum will be billable quarterly rather than at the end of the year. In July 2002, we further amended our agreement with Ford U.S. to provide that we will now bill Ford at a fixed annual rate of $11.8 million for the remaining life of the agreement.  By amending the agreement in this manner, we will no longer bill Ford for transactions processed in excess of specified minimum quarterly levels.  In connection with this amendment, Ford and we agreed that we would bill Ford $4.9 million for the remainder of 2002.  We expect managed services revenues to account for at least 55% of our total revenues for the near future.

Software revenues. Software revenues increased 13% from approximately $5.8 million for the six months ended June 30, 2001 to approximately $6.6 million for the six months ended June 30, 2002.  We attribute this increase to the growth in our software client base.  Revenues derived from our software agreements accounted for 21% of our total revenues for the six months ended June 30, 2001 and 18% of our total revenues for the six months ended June 30, 2002. We expect software revenues to account for no more than 20% of our total revenues for the near future.

Services revenues. Services revenues remained relatively constant at $8.7 million for the six months ended June 30, 2001 and approximately $8.8 million for the six months ended June 30, 2002. Services revenues accounted for 31% of our total revenues for the six months ended June 30, 2001 and 23% for the six months ended June 30, 2002. We expect services revenues to continue to account for up to 25% of our total revenues for the near future.

Cost of Revenues

Cost of managed services revenues. The cost of managed services revenues increased 50% from approximately $7.2 million for the six months ended June 30, 2001 to approximately $10.8 million for the six months ended June 30, 2002. This increase was largely due to the growth of our managed services client base. The cost of managed services revenues as a percentage of managed services revenues was 54% for the six months ended June 30, 2001 and 49% for the six months ended June 30, 2002.  This decrease as a percentage of managed services revenues reflected our ability to leverage our managed services organization. We expect to realize productivity improvements from our investment in our support infrastructure and the leveraging of personnel in the performance of our managed services agreements. As we enter into large multi-year managed services agreements in new industry verticals or new geographic regions that may require significant investments in the related infrastructure, the costs associated with these managed services agreements may be greater in the initial year than in the later years when we realize productivity improvements from these infrastructure investments. Accordingly, we expect that our cost of managed services revenues may fluctuate on a quarterly basis as a percentage of managed services revenues.

Cost of software revenues. The cost of software revenues increased 6% from approximately $1.1 million for the six months ended June 30, 2001 to approximately $1.2 million for the six months ended June 30, 2002.  This increase was largely due to our investment in our client support infrastructure. The cost of software revenues as a percentage of software revenues was 19% for the six months ended June 30, 2001 as compared to 18% for the six months ended June 30, 2002.  This decrease as a percentage of software revenues reflected the productivity improvements from our investment in our support infrastructure. We expect the cost of software revenues as a percentage of software revenues to be approximately 20% on an annual basis, but this percentage could fluctuate in any given quarter.

Cost of services revenues. The cost of services revenues remained relatively constant at $6.5 million for the six months ended June 30, 2001 to approximately $6.7 million for the six months ended June 30, 2002. This increase resulted from an increase in services revenues. The cost of services revenues as a percentage of services revenues was 76% for the six months ended June 30, 2001 and 76% for three months ended June 30, 2002.  We expect the cost of services revenues as a percentage of services revenues to be in the range of 73% to 78% on an annual basis, but this percentage could fluctuate outside this range in any given quarter.

Operating Expenses

Sales and marketing. Sales and marketing decreased 26% from approximately $8.9 million for the six months ended June 30, 2001 to approximately $6.6 million for the six months ended June 30, 2002. This decrease was primarily due to a reduction in annual bonuses expected to be paid to employees and compensation paid to our employees.  Sales and marketing expenses represented 32% of our total revenues for the six months ended June 30, 2001 and 18% for the six months ended June 30, 2002. We anticipate that sales and marketing expenses will continue to decrease as a percentage of total revenues in future years.

Research and development. Research and development expense increased 2% from approximately $7.3 million for the six months ended June 30, 2001 to approximately $7.4 million for the six months ended June 30, 2002. This increase resulted from an increase in the number of internal and contract software developers and quality assurance personnel needed to support our product development and testing activities. Research and development expenses represented 27% of our total revenues for the six months ended June 30, 2001 and 20% for the six months ended June 30, 2002.  We believe that we must continue to invest in research and development in order to develop new products and services. We anticipate that research and development expenses will continue to decrease as a percentage of total revenues in future years.

General and administrative. General and administrative expense increased 11% from approximately $4.4 million for the six months ended June 30, 2001 to approximately $4.9 million for the six months ended June 30, 2002. This increase resulted from the additional of legal and administrative personnel to support the growth of our business. General and administrative expenses represented 16% of our total revenues for the six months ended June 30, 2001 and 13% for the six months ended June 30, 2002. We believe our general and administrative expenses will continue to decrease as a percentage of total revenues, but increase in absolute dollar amounts as we expand our administrative staff, domestically and internationally, and incur additional expenses associated with being a global company.

Depreciation. Depreciation expense increased 37% from approximately $1.5 million for the six months ended June 30, 2001 to approximately $2.1 million for the six months ended June 30, 2002.  This increase resulted from the depreciation of fixed assets purchased to build the infrastructure needed to support the growth of our business. Depreciation expense represented 5% and 6% of our total revenues for the six months ended June 30, 2001 and 2002, respectively.

Amortization. Amortization expense decreased 89% from approximately $10.8 million for the six months ended June 30, 2001 to approximately $1.2 million for the six months ended June 30, 2002.  This decrease resulted from our adoption of the nonamortization approach under SFAS No. 142 for our goodwill.  Amortization expense represented 39% of our total revenues for the six months ended June 30, 2001 and 3% for the six months ended June 30, 2002.  On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill. As of January 1, 2002, we had unamortized goodwill of approximately $62.2 million. In the aggregate, amortization for future periods is expected to be approximately $2.7 million for the years ending December 31, 2002, 2003 and 2004 and approximately $2.4 million for the year ending December 31, 2005.

Restructuring. In the second quarter of 2002, we began a restructuring plan that we expect to complete in the third quarter of 2002.  We recorded approximately $2.0 million in costs associated with the termination of certain employees, the closing of redundant facilities and the cancellation of certain contracts.  We estimate that we will record additional restructuring expense of $2.5 million to $3.5 million in the third quarter of 2002.  We paid out approximately $300,000 of these costs in the second quarter and expects to pay out the remainder in 2002 and 2003.

In-process research and development. For the six months ended December 31, 2001, we incurred a one-time IPR&D charge of approximately $6.9 million associated with the acquisition of Speedchain. We valued IPR&D acquired in the Speedchain acquisition consummated on March 29, 2001 at approximately $6.9 million based on an independent appraisal of the development project for which technological feasibility has not been established and no alternative future uses exist. The acquired IPR&D project is targeted at the supply chain event management and e-logistics market.

Stock-based compensation. We recorded deferred compensation of approximately $6.4 million in the last six months of 1999 and approximately $13.1 million for the year ended December 31, 2000. These amounts represent the aggregate difference between the exercise price and the fair value for accounting purposes of the underlying common stock at the date of grant. On March 29, 2001, we recorded $465,000 of deferred compensation in connection with the unvested stock options that were assumed in connection with the Speedchain acquisition. These amounts are included as a component of stockholders’ equity and are being amortized on an accelerated basis over the applicable vesting period. For the six months ended June 30, 2001 and 2002, we amortized approximately $3.3 million and $1.6 million, respectively, of deferred compensation.  We expect to amortize deferred compensation of approximately $2.6 million, $941,000 and $45,000 for the years ending December 31, 2002, 2003 and 2004, respectively. The amount of stock option compensation expense to be recorded in future periods could decrease if options are forfeited for which accrued but unvested compensation has been recorded.

Other income (expenses), net. Other income (expenses), net fluctuates based on the amount of cash balances available for investment, borrowings under our line of credit, interest and other expense related to our equipment borrowings and realized gains and losses on investments. Other income (expenses), net decreased from approximately $1.9 million for the six months ended June 30, 2001 to approximately $533,000 for the six months ended June 30, 2002. This decrease resulted from the decrease in interest income.  Interest income decreased due to lower interest rates and our utilization of our cash resources to fund our operations and to acquire companies.

Income taxes. No provision for income taxes has been recorded for either the three months ended June 30, 2001 or 2002 due to accumulated net operating losses. We have recorded tax expense from franchise or other similar business taxes. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the realization of these future tax benefits.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $63.4 million as of June 30, 2002, a decrease of $10.3 million from $73.8 million as of December 31, 2001.

We have a secured revolving line of credit and an equipment line of credit with PNC Bank. As of December 31, 2001 and June 30, 2002, the outstanding balance under the equipment line of credit was approximately $4.2 million and $4.1 million, respectively, and there were no amounts outstanding under the secured revolving line of credit. The revolving line of credit was scheduled to expire on December 31, 2000 and was extended to April 30, 2001. In May 2001, we renegotiated and amended our secured revolving line of credit and equipment line of credit. As amended, we could borrow up to $10 million under the revolving line of credit, with a $2.5 million sub-limit for the issuance of letters of credit. Advances under the revolving line of credit were limited to the lesser of $10 million or 80 percent of eligible accounts receivable, as defined in the loan agreement. The revolving line of credit bore interest at the greater of the bank’s prime rate or the overnight federal funds rate (4.75 percent as of June 30, 2002). The revolving line of credit was scheduled to mature in May 2002.  PNC Bank extended the term until November 2002. In July 2002, we obtained a credit facility with a different financial institution.

The terms of the former revolving line of credit and equipment line of credit require us to comply with certain financial covenants including, but not limited to, restrictions and limitations on future indebtedness, sale of assets and material changes in our business. The financial covenants include a minimum quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.0 to 1.0 for 2001 and 1.5 to 1.0 for 2002 and thereafter. The most restrictive of the financial covenants is that our negative operating income shall not be in excess of $1.0 million for the quarter ended June 30, 2002.  As of June 30, 2002, we were not in compliance with this covenant.

In July 2002, we refinanced $3.9 million of outstanding debt under our former credit facility with Comerica Bank.  The term loan matures in June 2004 and bears interest at the bank’s prime rate plus 50 basis points.  We also obtained a secured revolving line of credit and an equipment line of credit with Comerica Bank.  We may borrow up to $10 million under the revolving line of credit, with a $2.5 million sub-limit for the issuance of letters of credit. Advances under the revolving line of credit are limited to the lesser of $10 million or 80 percent of eligible accounts receivable, as defined in the loan agreement. The revolving line of credit bears interest at the bank’s prime rate.  The revolving line of credit matures in July 2004.

We may borrow up to $5 million under the equipment line of credit.  The equipment line of credit bears interest at the bank’s prime rate plus 50 basis points.  The equipment line of credit has two interest-only payment periods and matures in July 2005.

The terms of the  revolving line of credit and equipment line of credit require the Company to comply with certain financial covenants including, but not limited to, restrictions and limitations on future indebtedness, sale of assets and material changes in our business. The financial covenants include a minimum quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.5 to 1.0.  The most restrictive of the financial covenants is that our pro forma income/(loss) shall not be in excess of ($1.5) million for the three months ended September 30, 2002 and $0 for the three months ended December 31, 2002 and thereafter, measured quarterly.  As of and for the three months ended June 30, 2002, we were in compliance with the covenants of our new credit facility.

Pro forma income (loss) is defined in the loan agreement as net income, plus interest expense, taxes, non-cash charges (including depreciation, amortization, stock-based compensation, research and development related charges and one-time restructuring charges), and cash restructuring charges (not to exceed $5.0 million in the aggregate), and less interest income, and one-time or non-recurring revenue.

Amounts borrowed from one lending institution for capital leases are due over 36 to 48-month repayment periods and are collateralized by our intellectual property. As of December 31, 2001 and June 30, 2002, the outstanding balance under this capital lease agreement was approximately $309,000 and $139,000, respectively.

Net cash used in operating activities totaled approximately $14.0 million for the six months ended June 30, 2001 and $2.6 million for the six months ended June 30, 2002. Net cash flows from operating activities reflect net losses of approximately $28.2 million and $6.7 million for the six months ended June 30, 2001 and 2002, respectively, and are offset by the non-cash expenses relating to depreciation and amortization, stock-based compensation, IPR&D and provision for doubtful accounts. In addition, the net cash used in operations increased due to an increase in accounts receivable and a decrease in accrued compensation and accounts payable and accrued expenses.

Net cash (used in) provided by investing activities was approximately $(1.3) million and $5.1 million for the six months ended June 30, 2001 and 2002, respectively.  Our investing activities reflect the acquisition of subsidiaries, additions of property and equipment and purchases and sales of short-term investments. We anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support expansion of our sales, marketing and research and development activities. We may also utilize our cash to acquire other companies.

Net cash provided by financing activities was approximately $1.5 million and $4.4 million for the six months ended June 30, 2001 and 2002, respectively.  These financing cash flows primarily reflect the net proceeds from the exercise of stock options and principal payments on our debt.

We intend to continue investing in the business, particularly in the areas of research and development, sales and marketing. Our future liquidity and capital requirements will depend on numerous factors, including:

•                  The costs and timing of expansion of sales and marketing activities;

•     The costs and timing of expansion of our operational capabilities;

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

We reimburse Ford for certain expenses in connection with the acquisition of Ford’s global customs operations. We  expect to pay approximately $477,000 in fees to Ford each month for the reimbursement of expenses incurred by Ford for the use of facilities, the costs of leased employees and the maintenance and expenses related to the acquired technology.  We expect these payments to decrease as we leverage our existing facilities and deploy our technology.

Recent Accounting Pronouncements

In June 2001, FASB issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill. As of January 1, 2002, we had unamortized goodwill of approximately $62.2 million. On January 1, 2002, we adopted the nonamortization approach under SFAS No. 142 for our goodwill. During the first quarter of 2002, the Company completed the initial impairment test of goodwill and indefinite lived intangible assets, which did not indicate an impairment loss. The Company estimates that the effect of the new rules will be to decrease amortization expense related to goodwill by approximately $22.8 million for the year ending December 31, 2002.

The results for the prior year (three and six months ended June 30, 2001) have not been restated. Reconciliations of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization net of the related tax effects are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2002	2001	2002
Reported net loss	$(10,917)	$(4,471)	$(28,197)	$(6,656)
Goodwill amortization, net of tax	5,701	—	10,485	—
Adjusted net loss	$(5,216)	$(4,471)	$(17,712)	$(6,656)

Basic and diluted net loss per share as reported	$(0.29)	$(0.11)	$(0.76)	$(0.17)
Goodwill amortization, net of tax	0.15	—	0.28	—
Adjusted basic and diluted net loss per share	$(0.14)	$(0.11)	$(0.48)	$(0.17)

Weighted average common shares	37,695	40,124	37,054	39,700

In the aggregate, amortization for the year ended December 31, 2001 was approximately $21.7 million.  In the aggregate, amortization for future periods is expected to be approximately $2.7 million for the years ending December 31, 2002 and  2003 and approximately $2.4 million for the year ending December 31, 2004.

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

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this Statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002.  The provisions of this Statement related to Statement No. 13 shall be effective for transactions occurring after May 15, 2002.  All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. We do not believe that SFAS No. 145 will have a material effect on the Company’s financial position or results of operations.

             In August 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3,”Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability.  Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  The new standard is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  We do not believe that SFAS No. 146 will have a material effect on the Company’s financial position or results of operations.

Effective January 1, 2002, FASB’s Topic D-103 requires that reimbursed travel expenses be recognized as revenue.  Accordingly, all prior periods have been reclassified to conform with the current period’s presentation.

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

We incurred net losses of approximately $8.3 million in 1998, $10.5 million in 1999, $35.8 million in 2000 and $45.8 million in 2001. For the six months ended June 30, 2002, we incurred a net loss of approximately $6.7 million.  Our accumulated deficit as of June 30, 2002 was approximately $177.8 million. We expect to continue to incur net losses in the foreseeable future. We believe that the success of our business depends on our ability to significantly increase revenue and to limit our operating expenses. If our revenues fail to grow at anticipated rates or our operating expenses increase without a corresponding increase in our revenues, or we fail to adjust operating expense levels appropriately, we may not be able to achieve and maintain profitability, which would increase the possibility that the value of your investment will decline.

Our inability to provide managed services successfully to existing and future clients would substantially reduce our revenues, increase our costs, hurt our reputation in our industry and adversely affect our business.

As a critical element of our strategy, we intend to continue to provide managed services to our current and future clients. These services range from providing operational management for a single global trade process to managing a client’s worldwide trade operation. Accordingly, in July 2000, we established a relationship with Ford pursuant to which we administer, automate and manage Ford’s global customs operations for a minimum of four years. In early 2001, we expanded the scope of the Global Trade Management services provided to Ford by assuming responsibility for administering and managing Ford’s global trade operations in Mexico and Canada. In August 2001, we entered into an agreement with Lucent Technologies to manage Lucent’s U.S.-based global trade operations.  In March 2002, we entered into an agreement with Nortel Networks to manage Nortel’s global trade operations.  In June 2002, we entered into an agreement with Lucent to manage its European-based global trade operations.

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

Beginning in July 2000, we established a relationship with Ford, pursuant to which we acquired Ford’s global customs operations and will provide Ford with our managed services. Through this relationship, Ford became a significant stockholder, holding approximately 20% of our outstanding common stock as of June 30, 2002, and has become our single largest client. For the six months ended June 30, 2001 and 2002, we derived approximately 36% and 35%, respectively, of our total revenues from Ford. We expect that we will continue to derive a significant portion of our total revenues from Ford in the near future. Because our services agreement with Ford has a ten-year term that may be terminated by either party for any reason after August 2004, we cannot assure you that we will be able to maintain our current agreement with Ford, or renew the services agreement with Ford after the initial term of the agreement. The termination of, or failure to renew, the Ford agreements would adversely affect our results of operations and financial condition. In addition, if we are unable to expand into the additional geographic regions envisioned under the Ford agreements, or otherwise assume responsibility for Ford's customs operations in these geographic regions, such events would adversely affect our results of operations and financial condition. Because the Ford contract is our largest contract to date, we cannot assure you that we have adequate resources to meet our obligations at Ford. Any events adversely affecting our relationship with Ford may also result in our inability to achieve the full marketing benefit associated with having Ford as a principal client, which would reduce our revenues, increase our costs and harm our reputation in our industry.

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

Our operating results have varied in the past and could fluctuate significantly in the future. We expect that our operating results will continue to vary in the future, based on a number of factors, including:

•                  The loss of a significant customer;

•                  The renegotiation of contract terms with one or more significant customers;

•                  Fluctuations in the demand for our products and services;

•                  Our ability to achieve targeted cost and expense reductions;

•                  Our ability, and the associated timing, to transition from the Ford technology platform;

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

We have significantly increased our employee base to meet increasing demand for our client solutions. The number of our employees has increased by 117 employees from 464 as of December 31, 2001 to 581 as of June 30, 2002.  As we expand our operations, we expect to continue to increase the size of our employee base. Our management and operations have been strained by this growth and will continue to be strained by our anticipated growth. To compete effectively and to manage future growth, we must continue to improve our financial and management controls, reporting systems and procedures on a timely basis. We must also expand, train and manage our employee base. If we are not successful in managing our growth, our ability to achieve and maintain profitability may be harmed.

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

Historically, we have financed our operations primarily through the sale of our equity securities. As of June 30, 2002, we had cash and cash equivalents of approximately $18.0 million plus short-term investments of approximately $45.5 million and an accumulated deficit of approximately $178.8 million. While we believe that our current cash resources will be sufficient to meet our working capital needs and finance capital expenditures for at least 12 months, we may need to raise additional debt or equity capital to fund the expansion of our operations, to enhance our products and services, or to acquire or invest in complementary products, services, businesses or technologies. If we raise additional funds through further issuances of convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available on terms favorable to us, our operations and growth strategy may be adversely affected and the market price for our common stock could decline.

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

As of August 9, 2002, our officers, directors and affiliated entities, including Ford, together beneficially owned approximately 38% of the outstanding shares of our common stock. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.  Accordingly, these stockholders collectively may be able to control all matters requiring stockholder approval and, thereby, our management and affairs. In addition, Ford beneficially owns approximately 20% of the outstanding shares of our common stock. As the single largest stockholder of Vastera, Ford may exercise significant influence over corporate acts requiring stockholder approval, including a merger or sale of Vastera for so long as Ford holds at least 5% of our common stock, it has the right to appoint a non-voting observer to our board of directors. Our officers, directors and affiliated entities, including Ford, may have interests that differ from your interests and their decisions may negatively impact our future success.

Because of provisions in our corporate charter and bylaws, Delaware law and Ford’s significant ownership position, other companies may have difficulty acquiring us, even if doing so would benefit our stockholders.

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

Item 3:                                                          Qualitative and Quantitative Disclosures About Market Risk

We develop products in the United States and market our products in North America, and to a lesser extent, Europe, Canada, Mexico, Latin America and the Asia-Pacific region. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With a majority of our sales being generated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We do not expect any material adverse effect on our consolidated financial position, results of operations or cash flows due to movements in any specific foreign currency.

We currently do not use financial instruments to hedge operating expenses of our European, Mexican, Brazilian or Canadian subsidiaries. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. We have existing obligations relating to amounts outstanding under our equipment line of credit and amounts borrowed under capital lease arrangements. These financial instruments expose us to interest rate risk as our lending institution changes its prime rate. As disclosed in Note 4 of our consolidated financial statements, which are included as part of this Report, we have approximately $4.1 million in variable rate debt as of June 30, 2002. The significant terms of our debt facilities are fully disclosed in Note 4 of the consolidated financials statements. Our interest income is sensitive to changes in the general level of

U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. We do not hold or issue derivative securities, derivative commodity instruments or other financial instruments for trading purposes. Therefore, no quantitative tabular disclosures are required.

We have a substantial amount of intangible assets. Although as of June 30, 2002, we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

On April 16, 2002, the Court granted in part and denied in part our motion to dismiss this case. Specifically, the Court dismissed Expeditors claims of common law misappropriation of confidential information on the grounds that such claims were preempted by the Michigan Uniform Trade Secrets Act (“MUTSA”). The Court preserved Expeditors remaining claims, as dismissal was deemed to be premature as of the date of the Court’s ruling.

Item 2:                                                          Changes in Securities and Use of Proceeds

We received net offering proceeds from our initial public offering of approximately $86.1 million. We have used approximately $22.7 million of the net proceeds from the initial public offering for general corporate purposes, principally working capital for increased domestic and international sales and marketing expenditures, product development expenditures, expenditures related to the expansion of our consulting services organization and capital expenditures made in the ordinary course of business and certain business acquisitions. The remaining portions of the net proceeds have been invested in cash, cash equivalents and short-term investments. We may also use a portion of the remaining net proceeds to expand internationally and to acquire or invest in additional businesses, products and technologies that we believe will complement our current or future business.

We issued 463,598 shares of common stock in the quarter ended March 31, 2002 in connection with our acquisitions of Prisma, Imanet and Bergen.  In issuing these shares to the shareholders of Prisma, Imanet and Bergen, we relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and Regulation S for exemptions from the registration requirements of the Securities Act.  All of the shareholders who received shares of our common stock were accredited investors or off shore foreign nationals.

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

Item 5:                                                          Other Information

None.

Item 6:                                                          Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(a)                   Exhibits.

10.1                                           Amendment No. 13 to Global Trade Services Agreement with Ford Motor Company, dated July 22, 2002.

10.2                                           Loan and Security Agreement with Comerica Bank-California, dated July 30, 2002.

99.1                                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer, dated August 14, 2002.

99.2                                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated August 14, 2002.

FORD CONTRACT AMENDMENT

LINE OF CREDIT

(b)      Reports on Form 8-K.

On May 14, 2002, we filed a Form 8-K in which we reported a change in our independent public accountants from Arthur Andersen LLP to KPMG LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Dulles, Virginia on August 14, 2002.

VASTERA, INC.

By:	/s/ Philip J. Balsamo
Philip J. Balsamo,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS

10.1	Amendment No. 13 to Global Trade Services Agreement with Ford Motor Company, dated July 22, 2002.

10.2	Loan and Security Agreement with Comerica Bank-California, dated July 30, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer, dated August 14, 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated August 14, 2002.