Form 10-Q
period 2002-09-30
VASTERA INC
filed 2002-11-14
CIK 1075056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

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

Yes   ☒   No   ☐

As of November 8, 2002 there were 40,464,642 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VASTERA, INC.

i

PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1:             Financial Statements

VASTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2001	September 30, 2002
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,982	$27,075
Short-term investments	62,789	32,371
Accounts receivable, net of allowance for doubtful accounts of $632 and $472, respectively	14,294	16,366
Prepaid expenses and other current assets	2,485	2,875
Total current assets	90,550	78,687
Property and equipment, net	7,934	12,420
Intangible assets, net	2,331	9,548
Goodwill	62,205	65,418
Deposits and other assets	840	949

Total assets	$163,860	$167,022

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit and capital lease obligations, current	$2,207	$2,156
Accounts payable	3,167	6,109
Accrued expenses	5,313	8,334
Accrued compensation and benefits	4,588	1,581
Deferred revenue, current	6,936	9,402
Total current liabilities	22,211	27,582
Long-term liabilities:
Line of credit and capital lease obligations, net of current portion	2,344	1,508
Deferred revenue, net of current portion	1,487	1,293
Total liabilities	26,042	30,383
Commitments and contingencies (See Note 6)

Stockholders’ equity:
Common stock, $0.01 par value; 100,000 shares authorized; 38,692 and 40,279 shares issued and outstanding as of December 31, 2001 and September 30, 2002, respectively	387	403
Additional paid-in capital	311,930	322,228
Accumulated other comprehensive income (loss)	240	(2,550)
Deferred compensation	(3,607)	(1,460)
Accumulated deficit	(171,132)	(181,982)

Total stockholders’ equity	137,818	136,639

Total liabilities and stockholders’ equity	$163,860	$167,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

VASTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002

Revenues:
Managed services revenues	$7,684	$10,961	$21,179	$32,935
Software revenues	4,533	2,967	10,376	9,595
Services revenues	5,175	5,328	13,846	14,119

Total revenues	17,392	19,256	45,401	56,649

Cost of revenues:
Cost of managed services revenues	4,453	6,536	11,666	17,324
Cost of software revenues	657	668	1,791	1,871
Cost of services revenues	3,875	3,758	10,422	10,426

Operating expenses:
Sales and marketing	4,893	2,627	13,805	9,270
Research and development	3,667	3,102	10,958	10,543
General and administrative	2,317	2,623	6,711	7,485
Depreciation	849	1,289	2,351	3,353
Amortization	5,710	717	16,497	1,910
Restructuring	—	1,634	—	3,610
In process research and development	—	—	6,901	—
Stock-based compensation	1,421	585	4,684	2,147

Total operating expenses	18,857	12,577	61,907	38,318

Loss from operations	(10,450)	(4,283)	(40,385)	(11,290)

Other income, net	594	192	2,490	725

Loss before income taxes	(9,856)	(4,091)	(37,895)	(10,565)

Income taxes	(89)	(103)	(247)	(285)

Net loss	$(9,945)	$(4,194)	$(38,142)	$(10,850)

Basic and diluted net loss per common share	$(0.26)	$(0.10)	$(1.02)	$(0.27)

Weighted-average common shares outstanding	38,060	40,246	37,392	39,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

VASTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2001	2002
Cash flows from operating activities:
Net loss	$(38,142)	$(10,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,684	2,147
Depreciation and amortization	18,848	5,263
In process research and development	6,901	—
Provision for allowance for doubtful accounts	829	117
Amortization of revenue discount related to Ford contract	225	225

Changes in operating assets and liabilities:
Accounts receivable	(1,502)	(2,242)
Prepaid expenses and other current assets	(686)	(403)
Deposits and other assets	(225)	(555)
Accounts payable and accrued expenses	(1,566)	5,087
Accrued compensation and benefits	(885)	(3,250)
Deferred revenue	(4,525)	1,491
Net cash used in operating activities	(16,044)	(2,970)

Cash flows from investing activities:
Acquisition of subsidiaries	—	(5,682)
Net (purchases) sales of short-term investments	6,118	30,208
Acquisition of property and equipment	(1,061)	(6,427)
Net cash provided by investing activities	5,057	18,099

Cash flows from financing activities:
Proceeds from the exercise of stock options and preferred stock warrants	3,317	3,310
Principal payments on long-term debt	(1,466)	(2,172)
Net cash provided by financing activities	1,851	1,138
Effect of foreign currency exchange rate changes on cash and cash equivalents	(20)	(174)
Net decrease in cash and cash equivalents	(9,156)	16,093
Cash and cash equivalents, beginning of period	19,693	10,982
Cash and cash equivalents, end of period	$10,537	$27,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                              Basis of Presentation and Nature of Business:

The accompanying unaudited condensed consolidated financial statements of Vastera, Inc. and its subsidiaries (“Vastera” the “Company,” “we,” or “us”) have been prepared on the same basis as audited financial statements and include all adjustments, including all normal recurring adjustments that are necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2002. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s (the “SEC”) rules and regulations. The Company’s interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, as filed with the SEC with the Company’s Annual Report on Form 10-K and other reports filed with the SEC.

Vastera is a leading provider of web-native solutions for Global Trade Management and was incorporated in Virginia in November 1991 under the name Export Software International, Inc. The Company was reincorporated in Delaware in July 1996 and changed its name to Vastera, Inc. in June 1997. The Company has operations in the United States, Brazil, Canada, France, Germany, Ireland, Japan, Mexico, the Netherlands, Poland, Spain, and the United Kingdom.

The Company’s offerings include a library of global trade content, web-native software solutions and management consulting and managed services. Managed services range from managing a specific global trade function to managing a client’s global trade operation in its entirety. The Company’s customers utilize these offerings to manage their global trade processes. Global trade involves the cross-border shipment of goods between countries and the management of the associated information and business processes necessary to complete shipment.

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

Managed Services Revenues

Managed services revenues are derived from agreements that provide for transaction or services fees based on the performance of its managed services solutions. Managed services solutions include the processing of a client’s custom entries and the classifying of clients’ goods. Managed services transaction arrangements are often subject to annual or quarterly minimum transaction thresholds, and revenues have been recognized based on the lower of the cumulative actual transactions processed during the period using a weighted-average transaction rate or the cumulative amounts billable. For those managed services transaction arrangements that are subject to annual minimums and the amount billable for interim periods is limited to the pro rata portion of the annual minimum, transactions processed in excess of the minimum in each period are not billable and, therefore, revenue is not recognized until the end of the related period. Certain managed services arrangements are based upon a fixed services fee. Revenues associated with these arrangements are recognized ratably over the term of the arrangement and limited to the amounts billable. In addition, Vastera may receive annual gainsharing fees under certain managed services transaction arrangements based on a percentage of the client’s annual cost savings, as defined in the managed services arrangements. Such fees are recognized when they become fixed and determinable.

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

Perpetual software license revenues are derived from perpetual software license arrangements and related maintenance contracts. Maintenance contracts include the right to unspecified enhancements on a when-and-if available basis, ongoing support and content update services. The content updates provided under maintenance arrangements are significant and frequent and thus the entire arrangement is in substance a subscription. Revenues from perpetual software license sales are recognized ratably over the estimated economic life of the product. The Company has estimated that the life of the product is three years, which is consistent with the historical periods between major upgrades to the functionality and architecture of its products.  Revenues from maintenance contracts are recognized ratably over the contract term, which is typically one year.  To the extent the Company hosts the software for its customers, the hosting fee is recognized ratably over the contract period in conjunction with the recognition of the license fee.

The Company recognizes revenues from arrangements with resellers once the software product is sold to the end user.    Annual transaction minimums not sold by the reseller to end customers are recognized as revenues upon the expiration of the annual minimum period.

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

Internal Use Software

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalized costs associated with the implementation and integration of our trade management platform to our managed services operations of approximately $463,000 and $1.3 million for the three and nine months, respectively, ended September 30, 2002.  Amortization will commence upon the completion of the integration of the Vastera platform. These costs will be amortized as costs of managed services revenues over the remaining managed services arrangement, but no longer than three years.  Total capitalized costs were $1.3 million as of September 30, 2002.

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

As of December 31, 2001, Ford accounted for approximately 32% of the Company’s total accounts receivable and General Electric accounted for 13% of the Company’s total accounts receivable. As of September 30, 2002, Ford and Lucent accounted for 18% and 10%, respectively, of the Company’s total accounts receivable.

Unaudited Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2001 and 2002, options to purchase approximately 7,679,000 and 4,274,000 shares, respectively, of common stock were outstanding. Due to the anti-dilutive effect of the options and warrants, these instruments have been excluded from the calculation of weighted–average shares for diluted earnings per share. Accordingly, the basic and diluted loss per share amounts are identical.

Comprehensive Income (Loss)

As of December 31, 2001 and September 30, 2002, accumulated other comprehensive income included unrealized gains and losses on investments and foreign currency translation adjustments. As of September 30, 2002, accumulated unrealized gains on investments available for sale was approximately $229,000 and accumulated foreign currency translation adjustments was approximately a loss of $2.8 million.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. On January 1, 2002, in accordance with SFAS No. 141, the Company reclassified its assembled workforce intangible assets to goodwill. As of January 1, 2002, the Company had unamortized goodwill of approximately $62.2 million. On January 1, 2002, the Company adopted the nonamortization approach under SFAS No. 142 for recording our goodwill. During the first quarter of 2002, the Company completed the initial impairment test of goodwill and indefinite-lived intangible assets, which did not indicate an impairment loss. The Company estimates that the effect of the new rules will be to decrease amortization expense related to goodwill by approximately $22.8 million for the year ending December 31, 2002.

The results for the prior year (three and nine months ended September 30, 2001) have not been restated. Reconciliations of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization net of the related tax effects are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2002	2001	2002
Reported net loss	$(9,945)	$(4,194)	$(38,142)	$(10,850)
Goodwill amortization, net of tax	5,588	—	16,073	—
Adjusted net loss	$(4,357)	$(4,194)	$(22,069)	$(10,850)

Basic and diluted net loss per share as reported	$(0.26)	$(0.10)	$(1.02)	$(0.27)
Goodwill amortization, net of tax	0.15	—	0.43	—
Adjusted basic and diluted net loss per share	$(0.11)	$(0.10)	$(0.59)	$(0.27)

Weighted average common shares	38,060	40,246	37,392	39,883

In the aggregate, amortization for future periods is expected to be approximately $2.7 million for the years ending December 31, 2002 and 2003 and approximately $2.4 million for the year ending December 31, 2004.

The recoverability and useful lives of the Company’s intangible assets are based on estimates and are susceptible to change. Although the Company believes that its intangible assets will be recoverable, changes in the economy, the business in which it operates and its own relative performance could change the assumptions used to evaluate intangible asset recoverability. Management continues to monitor these assumptions and their effect on the estimated recoverability.  In accordance with SFAS No. 142, the Company will re-perform the initial impairment test of goodwill and indefinite lived intangible assets in the fourth quarter of 2002.   Any resulting impairment loss could have a material adverse impact on the Company’s financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period during which the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. This new standard is effective in the first quarter of 2003. The Company does not believe that SFAS No. 143 will have a material effect on its financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, and “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  SFAS No. 144 is effective in the first quarter of 2002. The Company does not believe that SFAS No. 144 will have a material effect on its financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company does not believe that SFAS No. 145 will have a material effect on the Company’s financial condition or results of operations.

In August 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3,”Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The new standard is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe that SFAS No. 146 will have a material effect on the Company’s financial condition or results of operations.

Reclassifications

Effective January 1, 2002, FASB’s Topic D-103 requires that reimbursed travel expenses be classified as revenue. Consequently, revenues for the three and nine months ended September 30, 2002 included travel expenses of approximately $513,000 and $1.3 million, respectively. Revenues for the three and nine months ended September 30, 2001 increased by approximately $687,000 and $1.6 million, respectively.

All prior periods have been reclassified to conform to the current period’s presentation.

3.                              Restructuring

The Company recorded approximately $1.6 million and $2.0 million of restructuring costs, respectively, during the second and third quarter of 2002.  Costs associated with the termination of approximately 74 employees totaled $1.4 million.  Costs associated with the closing of redundant facilities, the cancellation of certain contracts, and other non-personnel related actions totaled approximately $2.2 million.  The Company paid approximately $300,000 of restructuring costs in the second quarter of 2002 and approximately $750,000 of these costs in the third quarter of 2002.  The Company expects to pay the remainder in 2002, 2003 and 2004.  The balance of the restructuring reserve was $2.6 million as of September 30, 2002.

4.                              Acquisition

2002 Acquisitions

In the first quarter of 2002, the Company executed on its strategy of expanding its global presence to enhance its competitive position worldwide and its ability to serve and support its clients. As part of this strategy, the Company acquired companies in Mexico, Canada and Brazil. The shares of common stock issued by the Company were valued at the average of the closing prices for the three days before and the three days after the date each acquisition’s definitive terms were finalized.

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

The preliminary aggregate purchase price of the three 2002 acquisitions was determined as follows  (in thousands):

Value
Fair value of common stock	$6,933
Cash consideration	5,682
Assumed liabilities	28
Transaction costs and other	1,593
Aggregate purchase price	$14,236

The purchase price has been allocated on a preliminary basis as follows (in thousands):

Value
Current assets	$121
Property and equipment	205
Acquired technology and know-how	10,400
Acquired contracts	400
Goodwill	3,958
Deferred revenue	(848)
$14,236

The amounts allocated to acquired technology and know how and acquired contracts are being amortized on a straight-line method over the estimated useful life of these assets, which are five years and one year, respectively.

The purchase price allocations of the 2002 acquisitions are preliminary, as management is reviewing the activities and employees of the acquired companies. Costs associated with the possible termination of certain acquired employees or exiting other activities would be accounted for as liabilities assumed in the business combinations.

The following unaudited pro forma information (in thousands) has been prepared as if the 2002 acquisitions had occurred as of January 1, 2001.

	Pro Forma for the Year Ended December 31, 2001	Pro Forma for the Nine Months Ended September 30, 2002
	(unaudited)	(unaudited)
Total revenues	$69,715	$57,276
Net loss	(48,704)	(11,169)
Pro forma basic and diluted loss per common share	(1.28)	(0.28)

5.                              Long-Term Debt:

Line of Credit

In July 2002, the Company refinanced $3.9 million of outstanding debt under its former credit facility with a new facility from Comerica Bank. The term loan matures in June 2004 and bears interest at the bank’s prime rate plus 50 basis points (5.25% as of September 30, 2002).  The balance under the term loan was approximately $3.5 million as of September 30, 2002 The Company also obtained a secured revolving line of credit and an equipment line of credit with Comerica Bank. The Company may borrow up to $10 million under the revolving line of credit, with a $2.5 million sub-limit for the issuance of letters of credit. Advances under the revolving line of credit are limited to the lesser of $10 million or 80% of eligible accounts receivable, as defined in the loan agreement. The revolving line of credit bears interest at the bank’s prime rate (4.75% as of September 30, 2002). The revolving line of credit matures in July 2004.  The balance under the revolving line of credit was zero as of September 30, 2002.

The Company may borrow up to $5 million under the equipment line of credit. The equipment line of credit bears interest at the bank’s prime rate plus 50 basis points (5.25% as of September 30, 2002). The equipment line of credit has two interest-only payment periods and matures in July 2005.  The balance under the equipment line of credit was zero as of September 30, 2002.

The terms of the revolving line of credit and equipment line of credit require the Company to comply with certain financial covenants including, but not limited to, restrictions and limitations on future indebtedness, sale of assets and material changes in the Company’s business. The financial covenants include a minimum modified quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.5 to 1.0. The most restrictive of the financial covenants is that the Company’s pro forma loss shall not exceed $1.5 million for the three months ended September 30, 2002 and pro forma income must be at least $0 for the three months ended December 31, 2002 and thereafter, measured quarterly. As of and for the three months ended September 30, 2002, the Company was in compliance with the covenants of its credit facility.

Pro forma income (loss) is defined in the loan agreement as net income, plus interest expense, taxes, non-cash charges (including depreciation, amortization, stock-based compensation, research and development related charges and one-

time restructuring charges), and cash restructuring charges (not to exceed $5.0 million in the aggregate), and less interest income, and one-time or non-recurring revenue.

6.                              Commitments and Contingencies:

Litigation

The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial condition or future operating results of the Company.

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

On April 16, 2002, the Court granted in part and denied in part our motion to dismiss this case. Specifically, the Court dismissed Expeditors’ claims of common law misappropriation of confidential information on the grounds that such claims were preempted by the Michigan Uniform Trade Secrets Act (“MUTSA”). The Court preserved Expeditors remaining claims, as dismissal was deemed to be premature as of the date of the Court’s ruling.

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

The following table summarizes the Company’s three segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Managed services	$7,684	$10,961	$21,179	$32,935
Software	4,533	2,967	10,376	9,595
Services	5,175	5,328	13,846	14,119
Total revenues	17,392	19,256	45,401	56,649

Gross Profit:
Managed services	3,231	4,425	9,513	15,611
Software	3,876	2,299	8,585	7,724
Services	1,300	1,570	3,424	3,693
Gross profit	8,407	8,294	21,522	27,028

Net loss:
Unallocated expense	(18,857)	(12,577)	(61,907)	(38,318)
Interest income	709	328	2,813	1,099
Interest expense	(115)	(136)	(323)	(374)
Income tax	(89)	(103)	(247)	(285)
Net loss	$(9,945)	$(4,194)	$(38,142)	$(10,850)

Geographic Information

The Company sells its products and services through its offices in the United States and through its subsidiaries in Brazil, Canada, France, Germany, Ireland, Japan, Mexico, the Netherlands, Poland, Spain and the United Kingdom. Information regarding revenues and long-lived assets attributable to the United States and to all foreign countries is stated below. The geographic classification of product and services revenues was based upon the location of the customer.

Vastera’s product and services revenues were generated in the following geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
United States	$12,085	$15,392	$35,894	$46,443
Europe and Asia	2,731	1,199	4,519	2,933
Other international regions	2,576	2,665	4,988	7,273
Total revenues	$17,392	$19,256	$45,401	$56,649

Vastera’s tangible long-lived assets were located as follows:

	December 31, 2001	September30, 2002
		(unaudited)
United States	$7,108	$11,067
Europe and Asia	510	542
Other international regions	316	811
Total long-lived assets	$7,934	$12,420

Significant Customers

For the three months ended September 30, 2002, two customers accounted for approximately 25% and 12%, respectively, of total revenues. For the nine months ended September 30, 2002, one customer accounted for 32% of total revenues. For the three months ended September 30, 2001, two customers accounted for 31% and 15%, respectively, of total revenues.  For the nine months ended September 30, 2001, one customer accounted for 34% of total revenues.

8.                              Transactions with Ford Motor Company:

On August 29, 2000, the Company acquired Ford’s global customs operations and merged Ford’s global customs operations into its managed services operations. Ford received 8,000,000 shares of its common stock valued at approximately $79.2 million in consideration at the time of the transaction. As of September 30, 2002, Ford owned 8,000,000 shares or approximately 19.8% of the Company.

In August 2000, the Company also entered into a managed services agreement under which Vastera manages Ford’s global trade operations. The agreement with Ford U.S. has a minimum term of four years and may continue for a total of ten years. In January 2001 and March 2001, the Company entered into a managed services agreements with Ford Mexico and Ford Canada, respectively. The agreements with Ford Mexico and Ford Canada also have minimum terms of four years and each may continue for a total of ten years. For the three months ended September 30, 2001 and 2002, Ford accounted for approximately 31% and 25%, respectively, of total revenues. As of September 30, 2002, Ford owed the Company approximately $3.0 million or 18% of the Company’s total accounts receivable.

In February 2002, the Company amended its agreement with Ford U.S. to provide for quarterly minimum transaction levels in lieu of annual minimum transaction levels. By amending the agreement in this manner, the Company was able to bill Ford on a quarterly basis for the transactions processed in excess of the minimum levels. In connection with the amendment, the Company agreed to reduce Ford’s U.S. aggregate annual minimum revenue guarantee from $11.6 million to $11.0 million. In December 2001, the Company permitted Ford U.S. to carry forward a portion of the transactions processed for Ford U.S. in 2001 in excess of the contractual minimum to be applied to transactions processed in the first quarter of 2002 that were less than the contractual minimum. For the three and six months ended June 30, 2002, the Company derived approximately $1.0 million and $2.5 million, respectively, in revenues related to transactions in excess of the quarterly minimum.

In July 2002, the Company further amended its agreement with Ford U.S. to provide for billing Ford at a fixed annual rate of $11.8 million for the remaining life of the agreement, beginning January 1, 2003. By amending the agreement in this manner, the Company will no longer bill Ford on a per transaction processed basis, but instead will bill Ford at a fixed annual rate. In connection with this amendment, the Company and Ford agreed that it would bill Ford $4.9 million ratably over the remainder of 2002.

The Company reimburses Ford for expenses incurred on its behalf by Ford for the use of facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology. For the three months ended September 30, 2001 and 2002, the Company paid Ford approximately $1.43 million and $1.38 million, respectively.  For the nine months ended September 30, 2001 and 2002, the Company paid Ford approximately $4.4 million and $4.0 million, respectively. These payments are expected to decrease in the future as the Company leverages its existing facilities and employees and as it deploys its own technology.

9.                              Stock-based Compensation

In September 2002, the Company offered each employee an opportunity to cancel certain stock options (the “Options Trade-In”) in exchange for the right to receive a future stock option grant for the same number of shares six months and one day from the date of cancellation with a strike price equal to the market price on the new grant date.  Options to purchase approximately 3,750,000 shares were cancelled pursuant to the Option Trade-In.

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for it stock option plan. The Company recorded deferred compensation cost of approximately $6.4 million in the last six months of 1999 and approximately $13.4 million in the first nine months of 2000. On March 29, 2001, the Company also recorded approximately $465,000 of deferred compensation in connection with the issuance of options to acquire 64,000 shares of its common stock in exchange for the unvested Speedchain stock options it assumed in the related business combination. These deferred compensation amounts represent the aggregate difference between the exercise price and the fair value for accounting purposes of the underlying shares of common stock at the date of grant. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis over the applicable vesting period. Stock-based compensation, which has been separately identified in the accompanying condensed consolidated statement of operations, has not been included in costs of revenues, sales and marketing, research and development, and general and administrative expense as indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of managed services revenues	$41	$16	$133	$60
Cost of software revenues	6	3	21	10
Cost of services revenues	199	82	656	300
Sales and marketing	570	235	1,879	862
Research and development	138	57	455	209
General and administrative	467	192	1,540	706
Total stock-based compensation	$1,421	$585	$4,684	$2,147

10.                       Supplemental Information:

Cash Flow Information

Cash paid for interest was $327,000 and $391,000 for the nine months ended September 30, 2001 and 2002, respectively.  In July 2002, the Company refinanced $3.9 million of outstanding debt under its former credit facility with a new facility from Comerica Bank.

Noncash activities were as follows (in thousands):

	Nine Months Ended September 30, (unaudited)
	2001	2002
Increase in equipment line of credit and capital lease obligations	$2,131	$1,243
Issuance of common stock and stock options in acquisitions	13,551	6,933
Deferred compensation in connection with stock options issued to employees in acquisition	465	—
Assumed liabilities, transaction costs and other, net of assets and deferred revenue acquired in acquisitions	5,311	2,143

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

Overview

We are a leading provider of web-native software products and services that facilitate the international purchase and sale of goods by streamlining and optimizing global trade processes. Global trade involves the cross-border shipment of goods and the management of the associated information and business processes required to complete these shipments. In 1992, we introduced EMS-2000, a U.S.-centric, DOS-based export management solution. In 1994, we introduced EMS-2000 Version 4, a multi-country, two-tier, Windows-based export management solution. In 1997, we introduced Global Passport, a multi-country, three-tier, client-server based, import/export management solution. In 2000, we introduced TradeSphere, a multi-country, multi-module suite of web-native Global Trade Management solutions and we introduced TradePrism.com, a trade portal that provides an Internet-based delivery mechanism for our Global Trade Management capabilities. Since our inception, we have continued to develop comprehensive solutions with features, functionality and services that allow companies to manage the complexities of global trade.

We provide our products and services to over 200 clients from our offices in the United States, Brazil, Canada, France, Germany, Ireland, Japan, Mexico, the Netherlands, Poland, Spain, and the United Kingdom. Our clients typically acquire a limited number of server and user subscriptions or licenses to implement in a division or department. As they expand implementation of our products globally and to their clients, suppliers and business partners, our clients acquire additional subscriptions or licenses. We currently market our products and services on a global basis through our direct sales force and other channels, such as strategic alliances and partners. We expect revenues from our international operations to increase as we continue to expand our international sales and services organizations.

In July 2000, we entered into an agreement to acquire Ford Motor Company’s global customs operations and merged Ford’s global customs operations into our managed services operations. The Ford operations that were merged into us consist of Ford personnel and technology utilized by Ford to manage its international trade transactions. By combining our existing technology and intellectual capital with that acquired from Ford, we intend to expand our managed services to companies of varying sizes on a global basis. Ford received 8,000,000 shares of our common stock valued at approximately $79.2 million in consideration at the time of the transaction. As of November 8, 2002, Ford owned approximately 19.8% of our common stock.

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

Our agreements with Ford have a minimum term of four years. These agreements provide us with a guaranteed, predictable and recurring revenue stream from Ford over the next three years. We expect to derive at least $18.0 million in revenues in 2002 and $16.9 million in revenues in 2003 from our agreements with Ford U.S., Ford Mexico and Ford Canada. We believe our client relationship with Ford will have a significant impact on our total revenues and is expected to account for greater than 10% of revenues for the foreseeable future. For the three months ended September 30, 2001 and 2002, Ford accounted for approximately 31% and 25%, respectively, of our total revenues. For the nine months ended September 30, 2001 and 2002, Ford accounted for approximately 34% and 32%, respectively, of our total revenues.

In February 2002, we amended our agreement with Ford U.S. to provide for quarterly minimum transaction levels in lieu of annual minimum transaction levels. By amending the agreement in this manner, we can bill on a quarterly basis the transactions processed in excess of the minimum levels. In connection with the amendment, we agreed to reduce Ford’s U.S. aggregate annual minimum revenue guarantee from $11.6 million to $11.0 million. In December 2001, we permitted Ford U.S. to carry forward a portion of the transactions processed for Ford U.S. in 2001 in excess of the contractual minimum to be applied to transactions processed in the first quarter of 2002 that were less than the contractual minimum. For the three and six months ended June 30, 2002, we derived approximately $1.0 million and $2.5 million, respectively, in revenue related to transactions in excess of the quarterly minimum.

In July 2002, we further amended our agreement with Ford U.S. to provide that we will now bill Ford U.S. at a fixed annual rate of $11.8 million for the remaining life of the agreement. By amending the agreement in this manner, we will no longer bill Ford U.S.  on a per transaction processed basis, but instead will bill Ford U.S.  at a fixed annual service fee. In connection with this amendment, Ford U.S. and we agreed that we would bill Ford U.S. $4.9 million ratably over the remainder of 2002.

Acquisitions

In the first quarter of 2002, we executed on our strategy of expanding our global presence to enhance our competitive position worldwide and our ability to serve and support our clients. As part of this strategy, we acquired companies in Mexico, Canada and Brazil. The shares of common stock we issued were valued at the average of the closing prices for the three days before and the three days after the date each acquisition’s definitive terms were finalized.

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

Goodwill and identifiable intangibles have been amortized on a straight-line basis over three to four years and resulted in charges to operations of approximately $5.7 million and $717,000 for the three months ended September 30, 2001 and 2002, respectively, and $16.5 million and $1.9 million for the nine months ended September 30, 2001 and 2002, respectively. On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill. As of January 1, 2002, we had unamortized goodwill of approximately $62.2 million. On January 1, 2002, we adopted the nonamortization approach under SFAS No. 142 for our goodwill. In the aggregate, amortization for future periods is expected to be approximately $2.7 million for the years ending December 31, 2002 and 2003 and approximately $2.4 million for the year ending December 31, 2004.

Critical Accounting Policies

We consider certain accounting policies related to revenue recognition, deferred revenues, capitalized costs and intangible assets to be critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Report on Form 10-Q. Note that our preparation of this Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Source of Revenues and Revenue Recognition Policy

Our revenues consist of managed services revenues, software revenues and services revenues.

Managed Services Revenues

Managed services revenues are derived from agreements that provide for transaction or services fees based on the performance of our managed services solutions. Managed services solutions include the processing of our clients’ customs entries and the classifying of clients’ goods. Managed services transaction arrangements are often subject to annual or quarterly minimum transaction thresholds and revenues have been recognized based on the lower of the cumulative actual transactions processed during the period using a weighted-average transaction rate or the amount billable for the period. For those managed services transaction arrangements that are subject to annual minimums and the amount billable for interim periods is limited to the pro-rata portion of the annual minimum, transactions processed in excess of the minimum in each period are not billable and, therefore, revenue is not recognized until the end of the related period. Certain managed services arrangements are based upon a fixed services fee. Revenues associated with these arrangements are recognized ratably over the term of the arrangement and limited to the amounts billable. In addition, we may receive annual gainsharing fees under certain managed services transaction arrangements based on a percentage of the client’s annual cost savings, as defined in the managed services arrangements. Such fees are recognized when they become fixed and determinable.

Software Revenues

Software revenues consist of subscription-based revenues, transaction–based revenues and perpetual software license revenues. We recognize revenue from the sale of software products in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.”

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

Perpetual software license revenues are derived from perpetual software license arrangements and related maintenance contracts. Maintenance contracts include the right to unspecified enhancements on a when-and-if available basis, ongoing support and content update services. The content updates provided under maintenance arrangements are significant and frequent and thus the entire arrangement is in substance a subscription. Revenues from perpetual software license sales are recognized ratably over the estimated economic life of the product.  We have estimated that the life of the product is three years, which is consistent with the historical periods between major upgrades to the functionality and architecture of its products.  Revenues from maintenance contracts are recognized ratably over the contract term, typically one year.  To the extent that we host the software for our customers, the hosting fee is recognized ratably over the contract period in conjunction with the recognition of the license fee.

We recognize revenues from arrangements with resellers once the software product is sold to the end user.  Annual minimums not sold by the reseller to end customers are recognized as revenues upon the expiration of the annual minimum period.

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

Internal Use Software

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalized costs associated with the implementation and integration of our trade management platform to our managed services operations of approximately $463,000 and $1.3 million for the three and nine months, respectively, ended September 30, 2002.  Amortization will commence upon the completion of the integration of the

Vastera platform.  These costs will be amortized as costs of managed services revenues over the remaining managed services arrangement, but no longer than three years.

Intangible Assets

As of September 30, 2002, we have intangible assets recorded of approximately $75 million related to our 1999, 2000, 2001 and 2002 acquisitions. Goodwill related to the 1999 acquisitions was amortized using the straight-line method over five years. Intangible assets from our acquisition of Ford’s global customs unit in 2000 consist of goodwill, assembled workforce, acquired technology and the Ford contract. Prior to January 1, 2002, goodwill and assembled workforce were amortized using the straight-line method over three to four years. Acquired technology is amortized over five years. The value assigned to the Ford contract is being amortized as a discount to revenue over the minimum term of the contract. The value assigned to the assembled workforce has been allocated to each country in which we will acquire Ford’s global customs operations, based on the number of employees in each country. The related amortization was recorded on a straight-line basis over three years from the date we assume Ford’s customs operations in each country. The assembled workforce intangible asset and goodwill from our Speedchain acquisition in 2001 were amortized using the straight-line method over two and fours years, respectively.

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

The results for the prior year (three and nine months ended September 30, 2001) have not been restated. Reconciliations of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization net of the related tax effects are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2002	2001	2002
Reported net loss	$(9,945)	$(4,194)	$(38,142)	$(10,850)
Goodwill amortization, net of tax	5,588	—	16,073	—
Adjusted net loss	$(4,357)	$(4,194)	$(22,069)	$(10,850)

Basic and diluted net loss per share as reported	$(0.26)	$(0.10)	$(1.02)	$(0.27)
Goodwill amortization, net of tax	0.15	—	0.43	—
Adjusted basic and diluted net loss per share	$(0.11)	$(0.10)	$(0.59)	$(0.27)

Weighted average common shares	38,060	40,246	37,392	39,883

For the three months ended September 30, 2001 and 2002, we recorded amortization expense related to our goodwill and intangibles of approximately $5.7 million and $717,000, respectively. For the nine months ended September 30, 2001 and 2002, we recorded amortization expense of $16.5 million and $1.9 million, respectively.

The recoverability and useful lives of our intangible assets are based on estimates and are susceptible to change. Although we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor these assumptions and their effect on the estimated recoverability.  In accordance with SFAS No. 142, the Company will re-perform the initial impairment test of goodwill and indefinite lived intangible assets in the fourth quarter of 2002.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Comparison of the Three Months Ended September 30, 2001 to the Three Months Ended September 30, 2002

Revenues

Total revenues. Total revenues increased 11% from approximately $17.4 million for the three months ended September 30, 2001 to approximately $19.3 million for the three months ended September 30, 2002.

Managed services revenues. Managed services revenues increased 43% from approximately $7.7 million for the three months ended September 30, 2001 to approximately $11.0 million for the three months ended September 30, 2002. We attribute this increase to the continued growth in our automotive and high-tech managed services client base. Revenues derived from our managed services agreements accounted for 44% of our total revenues for the three months ended September 30, 2001 and 57% of our total revenues for the three months ended September 30, 2002. In February 2002, our agreement with Ford U.S. was amended to provide for quarterly minimums so that transactions processed in excess of the minimum were billable quarterly rather than at the end of the year. In July 2002, we further amended our agreement with Ford U.S. to provide for billing Ford at a fixed annual rate of $11.8 million for the remaining life of the agreement. By amending the agreement in this manner, we will no longer bill Ford on a per transaction processed basis, but instead will bill Ford at a fixed annual rate. In connection with this amendment, Ford and we agreed that we will bill Ford $4.9 million for the remainder of 2002. We expect managed services revenues to account for approximately 60% of our total revenues for the near future.

Software revenues. Software revenues decreased 35% from approximately $4.5 million for the three months ended September 30, 2001 to approximately $3.0 million for the three months ended September 30, 2002.  We attribute this decrease to approximately $2.25 million in nonrecurring revenue derived from Vectant’s 2001 annual minimum in connection with their distributor/reseller arrangement, the decrease in information technology spending and the conversion of certain of our software clients to managed services clients. Revenues derived from our software agreements accounted for 26% of our total revenues for the three months ended September 30, 2001 and 15% of our total revenues for the three months ended September 30, 2002. We expect software revenues to account for approximately 15% of our total revenues for the near future.

Services revenues. Services revenues increased 3% from approximately $5.2 million for the three months ended September 30, 2001 to approximately $5.3 million for the three months ended September 30, 2002. Services revenues increased due to higher utilization of our services personnel and a favorable mix of engagements.  Services revenues accounted for 30% of our total revenues for the three months ended September 30, 2001 and 28% for the three months ended September 30, 2002. We expect services revenues to continue to account for approximately 25% of our total revenues for the near future.

Cost of Revenues

Cost of managed services revenues. Cost of managed services revenues includes the cost of salaries and related expenses for our managed services organizations. We expect the cost of managed services revenues in absolute dollars to continue to increase as we expand our offerings further, build out our managed services trade hubs and integrate other technology products into our product offerings. The cost of managed services revenues increased 47% from approximately $4.5 million for the three months ended September 30, 2001 to approximately $6.5 million for the three months ended September 30, 2002. This increase was largely due to the growth of our managed services operations to support our growing client base and the expansion of our European operations. The cost of managed services revenues as a percentage of managed services revenues was 58% for the three months ended September 30, 2001 and 60% for the three months ended September 30, 2002. This increase as a percentage of managed services revenues was due to decreased revenues from Ford resulting from the July 2002 amendment of our contract and the expansion of our European managed services operations. We expect to realize productivity improvements from our investment in our support infrastructure and the leveraging of personnel in the performance of our managed services agreements. As we enter into large multi-year managed services agreements in new industry verticals or new geographic regions that may require significant investments in the related infrastructure, the costs associated with these managed services agreements may be greater in the initial year than in the later years when we realize productivity improvements from these infrastructure investments. Accordingly, we expect that our cost of managed services revenues may fluctuate on a quarterly basis as a percentage of managed services revenues.

Cost of software revenues. Cost of software revenues includes royalties owed to third parties for technology products integrated into our software products, as well as the cost of salaries and related expenses for our technical support and content organization. We expect the cost of software revenues in absolute dollars to continue to increase as we further expand our offerings and integrate other technology products into our product offerings. The cost of software revenues increased 2% from approximately $657,000 for the three months ended September 30, 2001 to approximately $668,000 for the three months ended September 30, 2002. This increase was due to our investment in our client support infrastructure. The cost of software revenues as a percentage of software revenues was 14% for the three months ended September 30, 2001 as compared to 23% for the three months ended September 30, 2002. This increase as a percentage of software revenues reflected additional support costs related to our foreign operations and the effect of $2.25 million of nonrecurring software revenue recognized in the third quarter of 2001.   We expect the cost of software revenues as a percentage of software revenues to be approximately 20% to 25% on an annual basis, but this percentage could fluctuate in any given quarter.

Cost of services revenues. Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting and training services provided to clients, as well as the cost of third parties contracted to provide either application consulting or implementation services to our clients.

The cost of services revenues decreased 3% from approximately $3.9 million for the three months ended September 30, 2001 to approximately $3.8 million from the three months ended September 30, 2002. The cost of services revenues as a percentage of services revenues was 75% for the three months ended September 30, 2001 and 71% for three months ended September 30, 2002. This decrease resulted from higher utilization of our services personnel and a favorable mix of engagements.  We expect the cost of services revenues as a percentage of services revenues to be approximately 73% to 78% on an annual basis, but this percentage could fluctuate outside this range in any given quarter.

Operating Expenses

Sales and marketing. Sales and marketing expense consists primarily of salaries, commissions and bonuses earned by sales and marketing personnel, sales training events, public relations, advertising, trade shows and travel expenses related to both promotional events and direct sales efforts. Sales and marketing decreased 46% from approximately $4.9 million for the three months ended September 30, 2001 to approximately $2.6 million for the three months ended September 30, 2002. This decrease was primarily due to a reduction in annual bonuses expected to be paid to employees and compensation paid to our employees. Sales and marketing expenses represented 28% of our total revenues for the three months ended September 30, 2001 and 14% for the three months ended September 30, 2002. We anticipate that sales and marketing expenses will continue to decrease as a percentage of total revenues in future years.

Research and development. Research and development expense consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers. Research and development expense decreased 15% from approximately $3.7 million for the three months ended September 30, 2001 to approximately $3.1 million for the three months ended September 30, 2002. Research and development expenses represented 21% of our total revenues for the three months ended September 30, 2001 and 14% for the three months ended September 30, 2002. We believe that we must continue to invest in research and development in order to develop new products and services.

General and administrative. General and administrative expense consists primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. These expenses also include fees for legal, audit and accounting, and other professional services. General and administrative expense increased 13% from approximately $2.3 million for the three months ended September 30, 2001 to approximately $2.6 million for the three months ended September 30, 2002. General and administrative expenses represented 13% of our total revenues for the three months ended September 30, 2001 and 14% for the three months ended September 30, 2002. We believe our general and administrative expenses will decrease as a percentage of total revenues, but increase in absolute dollar amounts as we expand our administrative staff, domestically and internationally, and incur additional expenses associated with being a global company.

Depreciation. Depreciation expense increased 52% from approximately $849,000 for the three months ended September 30, 2001 to approximately $1.3 million for the three months ended September 30, 2002. This increase resulted from the depreciation of fixed assets purchased to build the infrastructure needed to support the growth of our business. Depreciation expense represented 5% and 7% of our total revenues for the three months ended September 30, 2001 and 2002, respectively. We believe depreciation expense will decrease as a percentage of total revenues, but increase absolute dollar amounts as we continue to invest in the build out of our global infrastructure.

Amortization. Amortization expense decreased 87% from approximately $5.7 million for the three months ended September 30, 2001 to approximately $717,000 for the three months ended September 30, 2002. This decrease resulted from our adoption of the nonamortization approach under SFAS No. 142 for our goodwill. Amortization expense represented 33% of our total revenues for the three months ended September 30, 2001 and 4% for the three months ended September 30, 2002. On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill. As of January 1, 2002, we had unamortized goodwill of approximately $62.2 million. In the aggregate, amortization for future periods is expected to be approximately $2.7 million for the years ending December 31, 2002 and 2003, $2.4 million for the year ending 2004, and approximately $2.0 million for the year ending December 31, 2005.

Restructuring. We recorded approximately $1.6 million of restructuring costs for the three months ended September 30, 2002.  Approximately $850,000 of these costs were associated with the termination of approximately 39 employees.  Approximately $784,000 related to the closing of redundant facilities, the cancellation of certain contracts, and other non-personnel related actions.  We paid approximately $750,000 of these costs in the three months ended September 30, 2002 and expect to pay the remainder in 2002, 2003 and 2004.  The  balance of the restructuring reserves was $2.6 million as of September 30, 2002.

In-process research and development. For the nine months ended September 30, 2001, we incurred a one-time IPR&D charge of approximately $6.9 million associated with the acquisition of Speedchain. We valued IPR&D acquired in the Speedchain acquisition consummated on March 29, 2001 at approximately $6.9 million based on an independent appraisal of the development project for which technological feasibility has not been established and no alternative future uses exist. The acquired IPR&D project is targeted at the supply chain event management and e-logistics market.

Stock-based compensation. We recorded deferred compensation of approximately $6.4 million in the last six months of 1999 and approximately $13.1 million for the year ended December 31, 2000. These amounts represent the aggregate difference between the exercise price and the fair value for accounting purposes of the underlying common stock at the date of grant. On March 29, 2001, we recorded $465,000 of deferred compensation in connection with the unvested stock options that were assumed in connection with the Speedchain acquisition. These amounts are included as a component of stockholders’ equity and are being amortized on an accelerated basis over the applicable vesting period. For the three months ended September 30, 2001 and 2002, we amortized approximately $1.4 million and $585,000, respectively, of deferred compensation. We expect to amortize deferred compensation of approximately $2.6 million, $941,000 and $45,000 for the years ending December 31, 2002, 2003 and 2004. The amount of stock option compensation expense to be recorded in future periods could decrease if options are forfeited for which accrued but unvested compensation has been recorded.

Other income (expenses), net. Other income (expenses), net fluctuates based on the amount of cash balances available for investment, borrowings under our line of credit, interest and other expense related to our equipment borrowings and realized gains and losses on investments. Other income (expenses), net decreased from approximately $594,000 for the three months ended September 30, 2001 to approximately $192,000 for the three months ended September 30, 2002. This decrease resulted from the decrease in interest income. Interest income decreased due to lower interest rates and our utilization of certain of our cash resources to fund our operations and to acquire companies.

Income taxes. No provision for income taxes has been recorded for either the three months ended September 30, 2001 or 2002 due to accumulated net operating losses. We have recorded tax expense from franchise or other similar business taxes. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the realization of these future tax benefits.

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

Comparison of the Nine Months Ended September 30, 2001 to the Nine Months Ended September 30, 2002

Revenues

Total revenues. Total revenues increased 25% from approximately $45.4 million for the nine months ended September 30, 2001 to approximately $56.7 million for the nine months ended September 30, 2002.

Managed services revenues. Managed services revenues increased 56% from approximately $21.2 million for the nine months ended September 30, 2001 to approximately $32.9 million for the nine months ended September 30, 2002. We attribute this increase to the continued growth in our automotive and high-tech managed services client base. In February 2002, our agreement with Ford U.S. was amended to provide for quarterly minimums so that transactions processed in excess of the minimum will be billable quarterly rather than at the end of the year, and accordingly we derived approximately $2.5 million in revenue under our Ford U.S. global managed services agreement related to transactions in excess of the quarterly minimum for the nine months ended September 30, 2002. Revenues derived from our managed services agreements accounted for 47% of our total revenues for the nine months ended September 30, 2001 and 58% of our total revenues for the nine months ended September 30, 2002. In July 2002, we further amended our agreement with Ford U.S. to provide that we will now bill Ford U.S. at a fixed annual rate of $11.8 million for the remaining life of the agreement. By amending the agreement in this manner, we will no longer bill Ford U.S. for transactions processed in excess of specified minimum quarterly levels. In connection with this amendment, Ford U.S. and Vastera agreed that Vastera would bill Ford U.S. $4.9 million for the remainder of 2002. We expect managed services revenues to account for approximately  60% of our total revenues for the near future.

Software revenues. Software revenues decreased 8% from approximately $10.4 million for the nine months ended September 30, 2001 to approximately $9.6 million for the nine months ended September 30, 2002. We attribute this decrease to approximately $2.25 million in nonrecurring revenue derived from Vectant’s 2001 annual minimum in connection with their distributor/reseller arrangement, the decrease in information technology spending and the conversion of our software clients to managed services clients.  Revenues derived from our software agreements accounted for 23% of our total revenues for the nine months ended September 30, 2001 and 17% of our total revenues for the nine months ended September 30, 2002. We expect software revenues to account for approximately 15% of our total revenues for the near future.

Services revenues. Services revenues increased 2% from approximately $13.8 million for the nine months ended September 30, 2001 to approximately $14.1 million for the nine months ended September 30, 2002. Services revenues accounted for 31% of our total revenues for the nine months ended September 30, 2001 and 25% for the nine months ended September 30, 2002. We expect services revenues to continue to account for approximately 25% of our total revenues for the near future.

Cost of Revenues

Cost of managed services revenues. The cost of managed services revenues increased 49% from approximately $11.7 million for the nine months ended September 30, 2001 to approximately $17.3 million for the nine months ended September 30, 2002. This increase was largely due to the growth of our managed services operations to support our growing client base. The cost of managed services revenues as a percentage of managed services revenues was 55% for the nine months ended September 30, 2001 and 53% for the nine months ended September 30, 2002. This decrease as a percentage of managed services revenues reflected our ability to leverage our managed services organization. We expect to realize productivity improvements from our investment in our support infrastructure and the leveraging of personnel in the performance of our managed services agreements. As we enter into large multi-year managed services agreements in new industry verticals or new geographic regions that may require significant investments in the related infrastructure, the costs associated with these managed services agreements may be greater in the initial year than in the later years when we realize productivity improvements from these infrastructure investments. Accordingly, we expect that our cost of managed services revenues may fluctuate on a quarterly basis as a percentage of managed services revenues.

Cost of software revenues. The cost of software revenues increased 5% from approximately $1.8 million for the nine months ended September 30, 2001 to approximately $1.9 million for the nine months ended September 30, 2002. This increase was largely due to our investment in our client support infrastructure. The cost of software revenues as a percentage of software revenues was 17% for the nine months ended September 30, 2001 as compared to 19% for the nine months ended September 30, 2002. This increase as a percentage of software revenues reflected additional investment in our client support infrastructure. We expect the cost of software revenues as a percentage of software revenues to be approximately 20% to 25% on an annual basis, but this percentage could fluctuate in any given quarter.

Cost of services revenues. The cost of services revenues remained relatively constant at $10.4 million for the nine months ended September 30, 2002 and 2001. The cost of services revenues as a percentage of services revenues was 75% for the nine months ended September 30, 2001 and 74% for nine months ended September 30, 2002. We expect the cost of services revenues as a percentage of services revenues to be approximately 73% to 78% on an annual basis, but this percentage could fluctuate outside this range in any given quarter.

Operating Expenses

Sales and marketing. Sales and marketing decreased 33% from approximately $13.8 million for the nine months ended September 30, 2001 to approximately $9.3 million for the nine months ended September 30, 2002. This decrease was primarily due to a reduction in annual bonuses expected to be paid to employees and compensation paid to our employees. Sales and marketing expenses represented 30% of our total revenues for the nine months ended September 30, 2001 and 16%

for the nine months ended September 30, 2002. We anticipate that sales and marketing expenses will continue to decrease as a percentage of total revenues in future years.

Research and development. Research and development expense decreased 4% from approximately $11.0 million for the nine months ended September 30, 2001 to approximately $10.5 million for the nine months ended September 30, 2002. This decrease resulted from an increase in the number of internal and contract software developers and quality assurance personnel needed to support our product development and testing activities. Research and development expenses represented 24% of our total revenues for the nine months ended September 30, 2001 and 19% for the nine months ended September 30, 2002. We believe that we must continue to invest in research and development in order to develop new products and services. We anticipate that research and development expenses will continue to decrease as a percentage of total revenues in future years.

General and administrative. General and administrative expense increased 12% from approximately $6.7 million for the nine months ended September 30, 2001 to approximately $7.5 million for the nine months ended September 30, 2002. This increase resulted from the additional of legal and administrative personnel to support the growth of our business. General and administrative expenses represented 15% of our total revenues for the nine months ended September 30, 2001 and 13% for the nine months ended September 30, 2002. We believe our general and administrative expenses will decrease as a percentage of total revenues, but increase in absolute dollar amounts as we expand our administrative staff, domestically and internationally, and incur additional expenses associated with being a global company.

Depreciation. Depreciation expense increased 43% from approximately $2.4 million for the nine months ended September 30, 2001 to approximately $3.4 million for the nine months ended September 30, 2002. This increase resulted from the depreciation of fixed assets purchased to build the infrastructure needed to support the growth of our business. Depreciation expense represented 5% and 6% of our total revenues for the nine months ended September 30, 2001 and 2002, respectively.

Amortization. Amortization expense decreased 88% from approximately $16.5 million for the nine months ended September 30, 2001 to approximately $1.9 million for the nine months ended September 30, 2002. This decrease resulted from our adoption of the nonamortization approach under SFAS No. 142 for our goodwill. Amortization expense represented 36% of our total revenues for the nine months ended September 30, 2001 and 3% for the nine months ended September 30, 2002. On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill. As of January 1, 2002, we had unamortized goodwill of approximately $62.2 million. In the aggregate, amortization for future periods is expected to be approximately $2.7 million for the years ending December 31, 2002 and 2003, $2.4 million for the year ending 2004, and approximately $2.0 million for the year ending December 31, 2005.

Restructuring. We recorded approximately $1.6 million and $2.0 million of restructuring costs, respectively, during the second and third quarter of 2002.  Costs associated with the termination of approximately 74 employees totaled $1.4 million.  Costs associated with the closing of redundant facilities, the cancellation of certain contracts, and other non-personnel related actions totaled approximately $2.2 million.  We paid approximately $300,000 of restructuring costs in the second quarter of 2002 and approximately $750,000 of these costs in the third quarter of 2002.  We expect to pay the remainder in 2002, 2003 and 2004.  The balance of the restructuring reserve was $2.6 million as of September 30, 2002.

In-process research and development. For the nine months ended December 31, 2001, we incurred a one-time IPR&D charge of approximately $6.9 million associated with the acquisition of Speedchain. We valued IPR&D acquired in the Speedchain acquisition consummated on March 29, 2001 at approximately $6.9 million based on an independent appraisal of the development project for which technological feasibility has not been established and no alternative future uses exist. The acquired IPR&D project is targeted at the supply chain event management and e-logistics market.

Stock-based compensation. We recorded deferred compensation of approximately $6.4 million in the last nine months of 1999 and approximately $13.1 million for the year ended December 31, 2000. These amounts represent the aggregate difference between the exercise price and the fair value for accounting purposes of the underlying common stock at the date of grant. On March 29, 2001, we recorded $465,000 of deferred compensation in connection with the unvested stock options that were assumed in connection with the Speedchain acquisition. These amounts are included as a component of stockholders’ equity and are being amortized on an accelerated basis over the applicable vesting period. For the nine months ended September 30, 2001 and 2002, we amortized approximately $4.7 million and $2.1 million, respectively, of deferred compensation. We expect to amortize deferred compensation of approximately $2.6 million, $941,000 and $45,000 for the years ending December 31, 2002, 2003 and 2004, respectively. The amount of stock option compensation expense to be recorded in future periods could decrease if options are forfeited for which accrued but unvested compensation has been recorded.

Other income (expenses), net. Other income (expenses), net fluctuates based on the amount of cash balances available for investment, borrowings under our line of credit, interest and other expense related to our equipment borrowings and realized gains and losses on investments. Other income (expenses), net decreased from approximately $2.5 million for the nine months ended September 30, 2001 to approximately $725,000 for the nine months ended September 30, 2002. This decrease resulted from the decrease in interest income. Interest income decreased due to lower interest rates and our utilization of our cash resources to fund our operations and to acquire companies.

Income taxes. No provision for income taxes has been recorded for either the nine months ended September 30, 2001 or 2002 due to accumulated net operating losses. We have recorded tax expense from franchise or other similar business taxes. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the realization of these future tax benefits.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $59.4 million as of September 30, 2002, a decrease of $14.3 million from $73.8 million as of December 31, 2001.

In July 2002, we refinanced $3.9 million of outstanding debt under our former credit facility with a new facility from Comerica Bank. The term loan matures in June 2004 and bears interest at the bank’s prime rate plus 50 basis points (5.25% as of September 30, 2002).  The balance under the term loan was approximately $3.5 million as of September 30, 2002.  We also obtained a secured revolving line of credit and an equipment line of credit with Comerica Bank. We may borrow up to $10 million under the revolving line of credit, with a $2.5 million sub-limit for the issuance of letters of credit. Advances under the revolving line of credit are limited to the lesser of $10 million or 80% of eligible accounts receivable, as defined in the loan agreement. The revolving line of credit bears interest at the bank’s prime rate (4.75% as of September 30, 2002). The revolving line of credit matures in July 2004. The balance under the revolving line of credit was zero as of September 30, 2002.

We may borrow up to $5 million under the equipment line of credit. The equipment line of credit bears interest at the bank’s prime rate plus 50 basis points (5.25% as of September 30, 2002). The equipment line of credit has two interest-only payment periods and matures in July 2005. The balance under the equipment line of credit was zero as of September 30, 2002.

The terms of the revolving line of credit and equipment line of credit require the Company to comply with certain financial covenants including, but not limited to, restrictions and limitations on future indebtedness, sale of assets and material changes in our business. The financial covenants include a minimum modified quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.5 to 1.0. The most restrictive of the financial covenants is that our pro forma loss shall not exceed $1.5 million for the three months ended September 30, 2002 and pro forma income must be at least $0 for the three months ended December 31, 2002 and thereafter, measured quarterly. As of and for the three months ended September 30, 2002, we were in compliance with the covenants of our credit facility. Management expects to be in compliance with these covenants for at least the next 12 months

Pro forma income (loss) is defined in the loan agreement as net income, plus interest expense, taxes, non-cash charges (including depreciation, amortization, stock-based compensation, research and development related charges and one-time restructuring charges), and cash restructuring charges (not to exceed $5.0 million in the aggregate), and less interest income, and one-time or non-recurring revenue.

Amounts borrowed from one lending institution for capital leases are due over 36-month to 48-month repayment periods and are collateralized by our intellectual property. As of December 31, 2001 and September 30, 2002, the outstanding balance under this capital lease agreement was approximately $309,000 and $83,000, respectively.

Net cash used in operating activities totaled approximately $16.0 million for the nine months ended September 30, 2001 and $3.0 million for the nine months ended September 30, 2002. Net cash flows from operating activities reflect net losses of approximately $38.1 million and $10.9 million for the nine months ended September 30, 2001 and 2002, respectively, and are offset by the non-cash expenses relating to depreciation and amortization, stock-based compensation, IPR&D and provision for doubtful accounts. In addition, the net cash used in operations increased due to an increase in accounts receivable and a decrease in accrued compensation.

Net cash provided by investing activities was approximately $5.1 million and $18.1 million for the nine months ended September 30, 2001 and 2002, respectively. Our investing activities reflect the acquisition of subsidiaries, additions of property and equipment and purchases and sales of short-term investments. We anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support expansion of our sales, marketing and research and development activities. We may also utilize our cash to acquire other companies.

Net cash provided by financing activities was approximately $1.9 million and $1.1 million for the nine months ended September 30, 2001 and 2002, respectively. These financing cash flows primarily reflect the net proceeds from the exercise of stock options and principal payments on our debt.

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

We reimburse Ford for certain expenses in connection with the acquisition of Ford’s global customs operations. We  expect to pay approximately $459,000 in fees to Ford each month for the reimbursement of expenses incurred by Ford for the use of facilities, the costs of leased employees and the maintenance and expenses related to the acquired technology. We expect these payments to decrease as we leverage our existing facilities and deploy our technology.

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

The results for the prior year (three and nine months ended September 30, 2001) have not been restated. Reconciliations of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization net of the related tax effects are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2002	2001	2002
Reported net loss	$(9,945)	$(4,194)	$(38,142)	$(10,850)
Goodwill amortization, net of tax	5,588	—	16,073	—
Adjusted net loss	$(4,357)	$(4,194)	$(22,069)	$(10,850)

Basic and diluted net loss per share as reported	$(0.26)	$(0.10)	$(1.02)	$(0.27)
Goodwill amortization, net of tax	0.15	—	0.43	—
Adjusted basic and diluted net loss per share	$(0.11)	$(0.10)	$(0.59)	$(0.27)

Weighted average common shares	38,060	40,246	37,392	39,883

In the aggregate, amortization for the year ended December 31, 2001 was approximately $21.7 million. In the aggregate, amortization for future periods is expected to be approximately $2.7 million for the years ending December 31, 2002 and 2003 and approximately $2.4 million for the year ending December 31, 2004.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period during which the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. This new standard is effective in the first quarter of 2003. We do not believe that SFAS No. 143 will have a material effect on our financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, and “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  SFAS No. 144 is effective in the first quarter of 2002. We do not believe that SFAS No. 144 will have a material effect on our financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.”  This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. We do not believe that SFAS No. 145 will have a material effect on our financial condition or results of operations.

In August 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3,”Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The new standard is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not believe that SFAS No. 146 will have a material effect on our financial condition or results of operations.

Effective January 1, 2002, FASB’s Topic D-103 requires that reimbursed travel expenses be recognized as revenue. Accordingly, all prior periods have been reclassified to conform to the current period’s presentation.

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

We incurred net losses of approximately $8.3 million in 1998, $10.5 million in 1999, $35.8 million in 2000 and $45.8 million in 2001. For the nine months ended September 30, 2002, we incurred a net loss of approximately $10.9 million. Our accumulated deficit as of September 30, 2002 was approximately $182.0 million. We expect to continue to incur net losses in the foreseeable future. We believe that the success of our business depends on our ability to significantly increase revenue and to limit our operating expenses. If our revenues fail to grow at anticipated rates or our operating expenses increase without a corresponding increase in our revenues, or we fail to adjust operating expense levels appropriately, we may not be able to achieve and maintain profitability, which would increase the possibility that the value of your investment will decline.

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

We expect that, over time, the revenues that we receive from providing managed services to these and future clients will continue to represent the largest portion of our total revenues. Any inability to perform our agreements with Ford, Lucent and Nortel or to provide managed services successfully to our existing and future clients would significantly reduce our revenues, increase our costs, hurt our reputation in our industry and adversely affect our business and results of operations.

We depend on Ford for a significant portion of our revenues.

Beginning in July 2000, we established a relationship with Ford, pursuant to which we acquired Ford’s global customs operations and provide Ford with our managed services. Through this relationship, Ford became a significant stockholder, holding approximately 19.8% of our outstanding common stock as of September 30, 2002, and has become our single largest client. For the nine months ended September 30, 2001 and 2002, we derived approximately 34% and 32%, respectively, of our total revenues from Ford. We expect that we will continue to derive a significant portion of our total revenues from Ford in the near future. Because our services agreement with Ford has a ten-year term that may be terminated by either party for any reason after August 2004, we cannot assure you that we will be able to maintain our current agreement with Ford, or renew the services agreement with Ford after the initial term of the agreement. The termination of, or failure to renew, the Ford agreements would adversely affect our results of operations and financial condition. In addition, if we are unable to expand into the additional geographic regions envisioned under the Ford agreements, or otherwise assume responsibility for Ford’s customs operations in these geographic regions, such events would adversely affect our results of operations and financial condition. Because the Ford contract is our largest contract to date, we cannot assure you that we have adequate resources to meet our obligations at Ford. Any events adversely affecting our relationship with Ford may also result in our inability to achieve the full marketing benefit associated with having Ford as a principal client, which would reduce our revenues, increase our costs and harm our reputation in our industry.

Any restriction on our ability to access cost-effectively and legally a foreign country’s rules and regulations that are incorporated into our global trade content, Global Content, or any failure to update our Global Content timely to include changes in such rules and regulations, may compromise the effectiveness of our solutions and adversely impact our revenues.

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

We have significantly increased our employee base to meet increasing demand for our client solutions. The number of our employees has increased by 114 employees from 464 as of December 31, 2001 to 578 as of September 30, 2002. As we expand our operations, we expect to continue to increase the size of our employee base. Our management and operations have been strained by this growth and will continue to be strained by our anticipated growth. To compete effectively and to manage future growth, we must continue to improve our financial and management controls, reporting systems and procedures on a timely basis. We must also expand, train and manage our employee base. If we are not successful in managing our growth, our ability to achieve and maintain profitability may be harmed.

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

Historically, we have financed our operations primarily through the sale of our equity securities. As of September 30, 2002, we had cash and cash equivalents of approximately $27.1 million plus short-term investments of approximately $32.4 million and an accumulated deficit of approximately $182.0 million. While we believe that our current cash resources will be sufficient to meet our working capital needs and finance capital expenditures for at least 12 months, we may need to raise additional debt or equity capital to fund the expansion of our operations, to enhance our products and services, or to acquire or invest in complementary products, services, businesses or technologies. If we raise additional funds through further issuances of convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available on terms favorable to us, our operations and growth strategy may be adversely affected and the market price for our common stock could decline.

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

Under our agreement, we provide Ford with import and export trade management services using a phased-in geographical approach, which started with the United States, and presently includes Mexico and Canada. Under the terms of the Ford agreements, we were to have assumed responsibilities for Ford’s European customs operations in late 2001. The transfer of Ford’s European customs operations to us has been delayed beyond the originally anticipated 2001 commencement date and may continue to be delayed into the foreseeable future. If the transfer of Ford’s European customs operations to us continues to be delayed or if Ford is unable to incorporate our services into many of its operations in other geographic regions and product lines, our future revenue growth and profitability would be adversely impacted. Additionally, in the past Ford may not have complied fully with all of the regulatory requirements established by foreign governments, which may impede our ability to establish and leverage our operations under the Ford agreements in other geographic regions, which in turn would reduce our future revenue growth. Any failure to receive the requisite government approvals in connection with providing Ford managed services would adversely impact our operating results.

The market for our Global Trade Management managed services offering is a nascent one, and if companies fail to adopt our managed services offerings, it will adversely affect our business.

For most companies, Global Trade Management is a critical but non-core function of their business.  Because the market for third-party Global Trade Management is a nascent one, many companies may be reluctant or unwilling to utilize a third-party service provider to manage their global trade, and will retain these functions in-house.  If companies fail to adopt managed service offerings, our business will be adversely affected.

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

We cannot be certain that our solutions do not or will not infringe valid patents, copyrights, trademarks or other intellectual property rights held by third parties, both inside and outside the U.S.. As a result, we may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business.

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

Any future acquisitions may be difficult to integrate and disruptive to our operations. We may not realize the expected benefits from any such acquisitions, and if we cannot address the challenges presented by acquisitions, our operating results may be harmed.

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

As of November 8, 2002, our officers, directors and affiliated entities, including Ford, together beneficially owned approximately 42% of the outstanding shares of our common stock. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock. Accordingly, these stockholders collectively may be able to control all matters requiring stockholder approval and, thereby, our management and affairs. In addition, Ford beneficially owns approximately 19.8% of the outstanding shares of our common stock. As the single largest stockholder of Vastera, Ford may exercise significant influence over corporate acts requiring stockholder approval, including a merger or sale of Vastera for so long as Ford holds at least 5% of our common stock, it has the right to appoint a non-voting observer to our board of directors. Our officers, directors and affiliated entities, including Ford, may have interests that differ from your interests and their decisions may negatively impact our future success.

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

Item 3:            Qualitative and Quantitative Disclosures About Market Risk

We develop products in the United States and market our products in North America, and to a lesser extent, Europe, Canada, Mexico, Latin America and the Asia-Pacific region. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With a majority of our sales being generated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We do not expect any material adverse effect on our consolidated financial condition, results of operations or cash flows due to movements in any specific foreign currency.

We currently do not use financial instruments to hedge operating expenses of our European, Mexican, Brazilian or Canadian subsidiaries. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. We have existing obligations relating to amounts outstanding under our equipment line of credit and amounts borrowed under capital lease arrangements. These financial instruments expose us to interest rate risk as our lending institution changes its prime rate. As disclosed in Note 5 of our condensed consolidated financial statements, which are included as part of this Report, we have approximately $3.5 million in variable rate debt as of September 30, 2002. The significant terms of our debt facilities are fully disclosed in Note 5 of the condensed consolidated financials statements. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. We do not hold or issue derivative securities, derivative commodity instruments or other financial instruments for trading purposes. Therefore, no quantitative tabular disclosures are required.

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

Item 4:            Controls and Procedures

Under the supervision of, and with the participation of, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II – Other Information

Item 1:            Legal Proceedings

We are periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon our financial condition or our future operating results.

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

On April 16, 2002, the Court granted in part and denied in part our motion to dismiss this case. Specifically, the Court dismissed Expeditors’ claims of common law misappropriation of confidential information on the grounds that such claims were preempted by the Michigan Uniform Trade Secrets Act (“MUTSA”). The Court preserved Expeditors remaining claims, as dismissal was deemed to be premature as of the date of the Court’s ruling.

Item 2:            Changes in Securities and Use of Proceeds

We received net offering proceeds from our initial public offering of approximately $86.1 million. We have used approximately $26.7 million of the net proceeds from the initial public offering for general corporate purposes, principally working capital for increased domestic and international sales and marketing expenditures, product development expenditures, expenditures related to the expansion of our consulting services organization and capital expenditures made in the ordinary course of business and certain business acquisitions. The remaining portions of the net proceeds have been invested in cash, cash equivalents and short-term investments. We may also use a portion of the remaining net proceeds to expand internationally and to acquire or invest in additional businesses, products and technologies that we believe will complement our current or future business.

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

Item 3:            Defaults Upon Senior Securities

None.

Item 4:            Submission of Matters to a Vote of Security Holders

None.

Item 5:            Other Information

None.

Item 6:            Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(a)	Exhibits.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer, dated November 14, 2002, 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated November 14, 2002.

(b)	Reports on Form 8-K.

On September 24, 2002, we filed a Form 8-K announcing the appointment of Maria Henry as Chief Financial Officer upon the departure of Philip J. Balsamo.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Dulles, Virginia on November 14, 2002.

VASTERA, INC.

By:	/s/ Maria Henry
Maria Henry,
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Kevin M. Boyce
Kevin M. Boyce,
Corporate Controller
(Principal Accounting Officer)

VASTERA, INC.

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Mark J. Ferrer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Vastera, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

1.   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

2. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

3. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

1.

all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	2.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Mark J. Ferrer
Mark J. Ferrer
President and Chief Executive Officer

CERTIFICATION

I, Maria Henry, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Vastera, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

3.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	4.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	5.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

6.

all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	7.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Maria Henry
Maria Henry
Chief Financial Officer

EXHIBITS

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer, dated November 14, 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated November 14, 2002.