Form 10-K
period 2002-12-31
VASTERA INC
filed 2003-03-17
CIK 1075056

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                          to                         .

Commission File Number 000-31589

VASTERA, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	54-1616513 (I.R.S. Employer Identification Number)
45025 AVIATION DRIVE SUITE 300 DULLES, VIRGINIA (Address of Principal Executive Offices)	20166-7554 (Zip Code)

(703) 661-9006
(Telephone Number of Principal Executive Offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.01 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant's an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of the Registrant (based on the closing price for the common stock on the Nasdaq National Market on June 28, 2002) was approximately $176,670,000.

As of March 3, 2003, there were 40,615,418 shares of the Registrant's common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant (based on the closing price for the common stock on the Nasdaq National Market on March 3, 2003 was approximately $192,923,000.

DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive proxy statement to be filed in conjunction with the Registrant's 2003 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2002.

VASTERA, INC.
FISCAL YEAR 2002 FORM 10-K ANNUAL REPORT

Cautionary Statement

        You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. We urge you to review and consider carefully the various disclosures made by us in this Report and in our other reports filed with the SEC, including our subsequent reports on Forms 10-Q and 8-K.

        The section entitled "Risk Factors" set forth below, and similar sections in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. Before deciding to invest in our company or to maintain or increase your investment, you should consider carefully those risks, in addition to the other information in this Report and in our other filings with the SEC.

        This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which include, but are not limited to statements concerning projected revenues, expenses, cost of revenues, operating income and net income, results of the future application of new accounting rules, market acceptance of our solutions, the competitive nature of and anticipated growth in our markets, our need for additional capital, and the success of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect management's belief and certain assumptions made by us based upon information available to us at the time of this Report. Words such as "anticipates," "expects," "intends," "plans, "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Report, are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results could, therefore, differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including those set forth in "Risk Factors" below. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1.    BUSINESS

Overview

        Vastera is the worldwide leader in solutions for Global Trade Management. Vastera provides solutions that manage the information flows associated with the cross border component of an international shipment for its clients, thereby accelerating the flow of goods through the global supply chain. Global trade is regulated by dynamic, country-specific rules and involves a complex network of trade participants, including exporters, forwarders, carriers, brokers, importers, financial institutions and customs and regulatory agencies. Vastera has four major solution offerings for Global Trade Management:

  •
  Global Trade Content

  •
  TradeSphere Solutions

  •
  Trade Management Consulting

  •
  Managed Services

        Our major solution offerings are described below.

        Global Trade Content is a rules-based application that provides comprehensive management of trade regulations and programs. This extensive base of electronic content serves as the information repository for our entire suite of Global Trade Management solutions.

        TradeSphere Solutions is a suite of modular, web-native, integrated global trade solutions that help manage critical trade processes, from exporter to importer, and provides visibility into shipment and carrier performance. These solutions are built on a collaborative platform that enables faster, more cost-effective implementation and integration with software applications. Together or individually, these solutions automate global trade operations, enabling companies to get goods to market faster and more efficiently. TradeSphere Services serves as an additional component to TradeSphere Solutions, offering implementation and technology consulting, help-line support and training.

        Trade Management Consulting is our value-added consulting services offering that leverages our global trade expertise and our proprietary methodology. Our consulting services range from opportunity and compliance assessments to implementation of detailed strategic analyses designed to enable clients to improve global trade practices.

        Managed Services is the combination of our trade expertise, content and technology that helps our clients maximize profits from international transactions. Clients can rely on Vastera for the experts, training, process implementation, and technology needed for cost efficient and compliant global trade. Vastera offers services to manage all or a portion of a client's global trade operations, ranging from one or more specific global trade functions to providing a complete suite of managed services.

        Global trade is complex and resource-intensive. It has largely remained a manual and inefficient process. Our solutions enable clients to manage these complexities and inefficiencies in a manner that allows them to capitalize on the large, highly fragmented, and rapidly growing opportunity existing in the international market.

        We serve an international client base of over 400 companies, including Alcatel, Dell, Ford, GE Industrial, Lucent, Fonterra, Goodyear, Nortel, Seagate, Sony and Avesta Polarit. Our clients currently utilize our solutions to ship to over 120 countries worldwide.

        In July 2000, we entered into an agreement with Ford Motor Company to acquire its global customs operations, including a number of its employees. We also entered into a services agreement that now provides for us to administer, automate, and manage Ford's global trade operations in the United States until August 2005. In January 2001 and March 2001, we expanded our global trade management services provided to Ford by assuming responsibility for administering and managing Ford's global trade operations in Mexico and Canada, respectively, for a minimum of four years. In November 2002, we further expanded our relationship with Ford by assuming responsibility for administering and managing Ford's global trade operations in the United Kingdom, Spain, Belgium and Germany (collectively, "Ford Europe") for a minimum of four years. These agreements provide us with a guaranteed, predictable, and recurring revenue stream from Ford. We expect to derive at least $25 million in revenues from our agreements with Ford U.S., Ford Mexico, Ford Canada, and Ford Europe on an annual basis.

        In August 2001, we entered into a five-year agreement with Lucent Technologies to manage Lucent's U.S.-based global trade operations. We anticipate that the first three years of this agreement will generate approximately $25 million in revenues.

2002 Acquisitions

        On January 3, 2002, we entered into a definitive agreement to acquire Prisma Tecnologia Computacional, S.A. de C.V., ("Prisma") for approximately $5.3 million. Prisma was a provider of Global Trade Management solutions in Mexico. The Company consummated this transaction on February 1, 2002 and paid approximately $2.5 million in cash, issued approximately 150,000 shares of its common stock, valued at approximately $2.4 million and paid approximately $400,000 in transaction and issuance costs.

        On February 12, 2002, we acquired Imanet, an Ontario, Canada corporation for approximately $2.5 million. Imanet was a provider of Global Trade Management solutions in Canada. The Company paid $850,000 in cash, issued approximately 90,000 shares of its common stock, valued at approximately $1.4 million and paid approximately $300,000 in transaction and issuance costs.

        On March 8, 2002, we acquired Bergen Informatica Ltda. ("Bergen") for approximately $6.4 million. Bergen was a provider of Global Trade Management solutions in Brazil. The Company paid $2.4 million in cash, issued approximately 223,000 shares of its common stock, valued at approximately $3.1 million and incurred approximately $900,000 in transaction and issuance costs, including the issuance of 10,000 shares of common stock valued at approximately $71,000 to an investment advisor.

Industry Background

        The impact of multilateral trade agreements, the expansion of the modern supply chain and competitive pressures are accelerating the pace of business globalization. The volume of global trade has increased significantly over the last several decades and has reached unprecedented levels in terms of both the number and size of transactions.. Because of the continued globalization of business, we believe the resources dedicated to managing and the expertise necessary to manage global trade will increase significantly.

Difficulties of Global Trade

        Complex Network.    The modern global marketplace is a fast-paced, complex trade network in which its many participants must be coordinated to manage the flow of goods, information, and currency, while satisfying extensive country-specific trade requirements. The complex processes associated with global trade include classifying goods and screening orders, applying for required licenses, generating and submitting extensive documentation, managing and minimizing country-specific tariffs and duties, and tracking and tracing shipments across the entire global trade network.

Inefficiencies of Global Trade

        Inadequate Infrastructure and Procedures.    Intense global competition causes businesses to collaborate effectively with members of their global trade networks and to manage efficiently and optimize effectively the international trade process. For example, companies are finding it necessary to collaborate with trading partners to take advantage of preferential trade programs such as those promulgated under the North American Free Trade Agreement, or NAFTA. In addition, companies are maintaining excess inventory levels because their clients demand heightened predictability and timely delivery, including real-time tracking of shipments. Historically, businesses have lacked the technology and procedures necessary to capitalize fully on the growth opportunities presented by globalization.

        Resource-Intensive.    The resource demands for global trade management are extensive, and existing trade compliance procedures, which are largely manual and paper-based, tend to be highly inefficient and error-prone. While trade agreements such as NAFTA and the European Free Trade Agreement have lowered duties and taxes, they have increased record-keeping and various other requirements. Many companies engaging in global trade find it cost prohibitive to maintain large in-house staffs to address these requirements. As a result, these companies may outsource their trade compliance and documentation processes to third-party logistics firms or forwarders/brokers.

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

        Limited capabilities of currently available solutions.    Most currently available solutions lack the capabilities required to manage global trade processes effectively. For example, these solutions may address only limited global trade functions, such as export document generation or import duty calculation. Additionally, many of these solutions lack the technical architecture to operate over the Internet and do not provide the visibility to information necessary to facilitate collaboration among global trade participants.

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

Our Solutions

        We believe we offer comprehensive solutions for global trade processes that address all of the foregoing needs. The fundamental elements of our solutions include:

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

        Industry and country-specific global trade expertise.    Our trade professionals analyze and address the global trade practices and opportunities of our clients. Our consulting services help companies effectively enter new geographic markets, better serve existing markets, and address areas of compliance risk. As part of our consulting offerings, we design, recommend, and implement process improvements for our clients.

        Comprehensive managed services.    Our managed services offering utilizes our content, our software, and our trade expertise to enable our clients to rely on us to manage their day-to-day global trade operations. We deliver services ranging from providing operational management for a single global trade process to managing a client's worldwide trade operation. We believe that our managed services can result in significant improvement in the efficiency and effectiveness of our clients' existing global trade operations.

        Our global trade management solutions provide our clients with the following benefits:

        Infrastructure to pursue global growth opportunities.    Our global trade solutions leverage our global trade expertise and web-native functionality to simplify many of the complexities associated with global trade management. Because our web-native solutions are flexible and modular, our clients can select specific components, or engines, to address their particular global trade needs. They may also choose to rely on us to manage all or parts of their global trade network. We believe that our solutions improve the speed of movement of goods globally and the accuracy of trade information by automating the exchange of data among each participant in the global trade network, resulting in enhanced revenue opportunities, increased operational efficiencies and reductions in the costs of global sourcing. Because our solutions automate these processes, our clients can focus on their core competencies and compete more effectively in the global marketplace. We believe that our solutions also increase client service through on-time delivery of goods and ability to quote clients a total purchase cost for the goods at order time, including duties, taxes and fees. Our clients can also reduce accounts receivable collection times through improved compliance with letters of credit and reduced shipment delays.

        Easy access to reliable global trade content.    We constantly monitor and interpret global trade rules and regulations and deliver them to our clients through a dynamic web-native portal, which fully integrates with our solutions. We believe that our ability to provide our clients with access to current, centralized and standardized trade requirements differentiates us in the marketplace. We believe that our solutions protect our clients against potential fines, sanctions and business risks that may result from non-compliant or inefficient global trade processes and reduce excess inventory through more predictable customs clearance times. We believe that our solutions reduce duties, taxes, and fees through leveraging the content of preferential duty programs such as NAFTA.

        Improved collaboration through enhanced technology.    Our software solutions provide a platform for clients to exchange information over the Internet with members of their global trade networks. Our Internet architecture includes XML technology that enables our clients to exchange information with their trade partners, regardless of differing information technology infrastructures, systems, or software. Our web-native solutions are flexible and user-friendly, which we believe facilitates their acceptance among the global trade participants. Our solutions are also scalable in that they are capable of satisfying the needs of a business as the business grows. This improved collaboration enables our clients to move goods more effectively globally and strategically manage information required in their global trade process.

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

Products and Services

        Our comprehensive solutions for Global Trade Management consist of the following elements: our comprehensive management of trade regulations and requirements, called Global Trade Content, our software solution, called TradeSphere, our management consulting services, called Trade Management Consulting, and our managed services offering, called Managed Services. Clients can select elements of each product and service offering to address their specific issues and opportunities. This flexibility offers our clients a unique solution to automate and to increase the efficiency of their global trade processes.

Global Trade Content

        Global Trade Content is a rules-based application that provides comprehensive management of trade regulations and programs. This extensive base of electronic content serves as the repository for our entire suite of Global Trade Management solutions. Because of the global trade expertise and specialization required to acquire, interpret and update country-specific trade regulations, we employ a full-time content team dedicated exclusively to tracking and managing trade regulations and trade content and preferential programs. This team consists of former government compliance officials, international trade lawyers, licensed customs brokers, in-country data experts, industry consultants and individuals with previous responsibility for managing import and export functions within the commercial and government sector.

        Vastera offers various levels of content for over 200 countries to its clients, from comprehensive content automation to document automation to the content necessary to calculate landed costs. Periodic regulatory and policy changes require us to update solutions on a regular basis to keep current with the latest country-specific trade regulations. To meet this need, daily updates and postings are made through TradePrism.com, our global trade exchange, and Vastera*Net, our private client exchange, from which updates and changes can be electronically applied. Information provided in our Global Content includes: trade data, government denied party lists, regulation updates and notices, trade committee meeting information, requests for public comment on regulatory issues, and final rulings on proposed regulation

TradeSphere Solutions

TradeSphere

        TradeSphere is a set of software applications that streamline and automate the information exchanges required to move goods across international borders. TradeSphere components facilitate specific global trade functions, strategically manage the information required to trade globally, and enhance the efficient exchange of information and goods among extended members of a client's global trade network. TradeSphere is flexible, modular, and highly scalable and supports many languages. Components of TradeSphere include restricted party screening and boycott/embargo screening, landed cost calculation, shipment documentation, event management, export compliance, import compliance, trade agreement optimatization, customs entry filing, sourcing optimization and carrier management. Clients may use our TradeSphere components on either a term license or transaction fee basis. We also offer these components as a hosted solution.

TradeSphere Services

        We provide our TradeSphere Services to our clients to complement our TradeSphere solutions. These services include the following:

        Implementation Services.    Our implementation consultants assist our clients with the development, management and technical activities during the installation phase, provide them with comprehensive documentation instructions and offer training classes to help our clients understand the functions of TradeSphere.

        Post-Implementation Support.    Client support specialists are available on a daily basis and tend to develop ongoing relationships with our clients to understand better their needs. To facilitate troubleshooting, we maintain dial-in access to the client's production environment. We also give clients opportunities to provide feedback on our solutions through meetings of our Client Council, which is comprised of eight to twelve of our key clients, and our user conference, which is open to our full client base. Our clients also have access to continuing education classes that feature industry-related topics.

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

        Our Trade Management Consulting clients include companies in the Global 2000, as well as emerging companies. These clients include leading technology firms, retail and consumer products companies, logistics providers and automotive and industrial companies. Our Trade Management consultants provide extensive, hands-on experience gained from careers in a variety of industry sectors with specific areas of expertise including import and export operations and compliance, international transportation, logistics and distribution, trade finance, pricing, international marketing, training and manufacturing. All of our consultants are trained in our Trade Management Consulting proprietary assessment and implementation consulting methodologies. Our initiatives tend to focus on skill-set and knowledge transfer to the employees of our clients, thus resulting in significant long-term value to clients after engagements have concluded.

        Our Trade Management Consulting services are divided into the following areas:

        Global Trade Strategy—Development and Management.    These services include an analysis of business objectives and strategy resulting in recommendation for optimization in specific areas of global trade to meet a client's overall strategic goals.

        Global Trade Operations—Business Process Assessment and Design.    These services include an analysis of global trade operations focusing on business processes and compliance using our SmartMap™ tool, resulting in recommendations for process improvement, design and implementation and deployment throughout the client's organization.

        Global Trade Execution—Implementation.    These services include the implementation of redesigned processes across the client's organization, seamlessly integrating sound global trade practices, increasing efficiencies (lowering of transaction costs and cycle times), capitalizing on opportunities and reducing overall costs.

Managed Services

        Our managed services offerings, called Managed Services, are the combination of our Global Trade Content, TradeSphere solutions, proprietary global trade methodology and processes and trade expertise. Managed Services provide our clients with our expertise in managing all or parts of their global trade operations. We are able to improve a client's operating efficiencies at a predictable level of expenditure through the combination of our business process improvements and our technology.

        We offer services to manage all or a portion of our clients' global trade operations, ranging from specific global trade functions to providing a complete Managed Services engagement. Our goal is to provide consistent levels of service while working with our clients to reduce operating costs and realize benefits such as capitalizing on preferential trade programs, moving fixed costs to variable costs, increasing speed in their global supply chain and improving supplier sources.

Sales and Marketing

        We market and sell our solutions through our direct sales force, resellers, web-native marketplaces, and strategic alliances. Our marketing organization is responsible for researching and educating the marketplace, generating leads, communicating with market analysts, working with complementary technology and consulting partners, creating sales programs and literature and fostering and leveraging our client relationships. Our marketing organization is responsible for identifying preferred alliance partners and initiating those relationships. We also rely on third parties such as public relations firms and graphic design firms to assist us with our marketing campaigns.

        As of December 31, 2002, our direct sales organization consisted of a total of 44 sales and marketing personnel. We have aligned our sales and marketing professionals along geographic and vertical markets in order to target customers and alliance partners in a strategic manner. We plan to expand our sales and marketing organization as our business expands into new markets. In addition to the direct sales force, members from other departments contribute to the sales effort at various stages in the sales cycle.

        Our marketing professionals assist in generating new sales opportunities by creating interest through various marketing programs, communicating through public relations, or sponsoring various events. We regularly participate in a number of trade shows and industry events. We also provide speakers from our company and our clients to represent us in a number of industry forums. Our public relations plan is designed to convey our messages to appropriate audiences, and we reinforce these efforts through our ongoing communications with a number of key industry analysts and press representatives.

Strategic Alliances

        We maintain strategic alliances with a number of technology leaders and industry experts through written and oral agreements. While the strategic relationships underlying these agreements are important, the agreements themselves, with the exceptions of the license agreements with IBM and Sun Microsystems, are not material to our operations and in many cases, may be terminated with little or no notice. The principal goals of our strategic alliances are to accelerate the global market acceptance of our solutions, to extend our global resources and to help our clients realize the benefits of our solutions quickly. Our strategic alliances that are subject to written agreements are summarized as follows:

  •
  We license key components of our solutions from IBM and Sun Microsystems. The proprietary technology of these companies are integrated into our solutions. We, in turn, pay license fees for the use of their proprietary technology. Our license with IBM expires on June 30, 2006 and obligated us to pay IBM an initial fee of $350,000 to use IBM's content until January 1, 2001, plus 6% of the revenue derived from sales of our solutions that contain IBM content thereafter. Our current license with Sun Microsystems expires on December 31, 2005 and obligates us to pay Sun Microsystems an initial fee of $95,000 and maintenance and technical support fees of approximately $25,000 per year.

  •
  We have marketing relationships with a number of enterprise resource planning, or ERP, companies including JD Edwards, Oracle, and SAP. Our solutions are tested and certified by these ERP companies to be compatible with and complementary to their respective enterprise software solutions.

  •
  We have marketing relationships with a number of supply chain and e-procurement solution providers including Commerce One, EXE Technologies, i2 Technologies, Manhattan Associates, Manugistics Group, Inc. and Yantra.

  •
  We have strategic alliances with a number of consulting companies including Accenture, Ernst & Young and Bearing Point, and IBM Global Services.

        We also have informal agreements with a number of leading technology companies to develop compatible solutions, business opportunities and cross-referrals of each other's existing client base.

Product Development

        As of December 31, 2002, our product-engineering team consisted of more than 100 professionals focused on new and developing solutions. Our product engineers are organized into the following groups: quality assurance, documentation, release management, solution development, and sustaining engineering. Our solutions development is structured around project teams that are comprised of developers led by a senior development manager responsible for delivering a defined solution engine. This structure allows us to outsource non-critical development activities when necessary to bring products to market quickly. These dedicated product engineers are partnered with a product management team consisting of experienced global trade professionals who set the product plan and requirements based on our business plan and market dynamics. Our engines are tied into the complete TradeSphere Solutions suite through process and specifications defined and managed by our infrastructure and integration team.

        In addition, our Global Content development methodology and approach allows us to deliver market-leading solutions for import and export management for specific countries. This effort requires synthesizing an often-lengthy export or import manual into a set of requirements that we then integrate with our rules-based Global Content engine. In addition, these solutions are designed so that we can readily provide updates for frequent country regulation changes. We believe our product development professionals, teamed with our 24 product management trade professionals, allow us to provide robust, market-driven, web-native technology solutions that are reliable and scalable.

        Our research and development expenses totaled approximately $13.2 million, $14.6 million and $12.5 million in 2002, 2001 and 2000, respectively, which represented 17%, 22% and 35%, of our total revenues, respectively. We believe that we must continue to invest in research and development to develop new competitive products and services. We anticipate that research and development expenses will continue to decrease as a percentage of total revenues.

Financial Information About Geographic Areas

        We sell our products and services through our offices in the United States and through our subsidiaries in the United Kingdom, Mexico, Canada, and Brazil. We base our geographic classification of product and services revenues upon the location of our clients. Information regarding our revenues and long-lived assets attributable to the United States and to foreign countries is contained in Note 11 in the Notes to our Consolidated Financial Statements.

Financial Information About Segments

        We have three reportable operating segments: managed services, software, and services. Our managed services segment generates revenues from managed services arrangements. Our software segment generates revenues from term license, perpetual license, transaction license, and maintenance agreements of our Global Trade Management solutions. Our services segment generates revenues by charging our customers for implementation, management consulting and training services. See Note 11 in the Notes to our Consolidated Financial Statements for more information about our reportable segments.

Competition

        Our market is intensely competitive, rapidly evolving, and highly fragmented. We expect the intensity of competition to increase in the future. We face competition from consulting companies, other software companies, logistic companies, third-party development efforts, and in-house development efforts. We expect that these parties will continue to be a principal source of competition for the foreseeable future. Our principal competitors by solution segment include:

  •
  Content aggregators such as Dunn & Bradstreet and TradeCompass;

  •
  International trade software providers such as Nextlinx, Capstan, SAP, and QRS Corporation;

  •
  Trade consultants such as management consulting firms, law firms and boutique consulting firms; and

  •
  Outsourcing service providers such as third-party logistics providers like UPS, fourth party logistics providers and carriers.

        In addition, several technology companies have invested in or acquired companies against which we compete or may compete in the future. Acquisitions by technology companies may further consolidate our industry or create unforeseen competition.

        We believe that the principal competitive factors affecting our market include a referenceable client base, the breadth and depth of a given solution, product quality and performance, client service, core technology, product scalability and reliability, product features, the ability to implement solutions, and the value of a given solution. Although we believe our solutions currently compete favorably with respect to these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater name recognition or greater financial, marketing, service, support, technical and other resources.

Technology

        Our software solutions are based on leading edge technology, enabling us to deliver high performance, scalable, flexible, and interoperable solutions. Our software solutions support a browser-based user interface and XML integration technology. Our TradeSphere architecture supports the client demand for configurability, electronic updates to country-specific content and plug-in additions for new countries, functions and content.

        TradeSphere's design and implementation paradigm is unique because both content rules and configurations, or installation-specific options, are stored as metadata. The various TradeSphere solutions are interoperable and can be supported on multiple hardware platforms, operating environments and database platforms. Currently supported environments include Windows NT and UNIX operating environments based on Sun Solaris, IBM AIX and HP-UX platforms. Currently supported relational databases include Oracle DB2 and SQL Server.

Intellectual Property and Other Proprietary Rights

        We rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions contained in license agreements with consultants, vendors and clients to protect our proprietary rights. However, at least one firm has obtained broad patents in the United States and New Zealand that purports to cover on the entire area of international sales and purchases calculations or a large portion of commerce related to the use of computers in international trade. From our assessment, we do not believe that we practice the specific elements of the issued patents. Accordingly, we believe that the technology and business processes covered by these patents differ materially from our own technologies and processes. We cannot, however, assure you that we will not be subject to lawsuits or other demands arising out of these or other patents that may exist now or in the future.

        We have a federal registered trademark in the mark "Vastera" in the United States and have filed trademark applications in Canada, Mexico, and Japan for this mark. We have also filed federal trademark applications with respect to Global Trade Management, TradeSphere, TradePrism, Global Trade Content, Opening the World to eBusiness and Global Passport.

        We believe the strength of our trademarks and service marks benefits our business and we intend to continue to protect our registered and common law trademarks and service marks in the United States and foreign jurisdictions. We have not secured registration of all of our marks in the United States and foreign jurisdictions.

        We also protect our proprietary rights by requiring employees to agree not to reveal any proprietary information to our competitors and to sign our standard form of confidentiality agreement.

        We incorporate technology from third parties into our software. We currently have non-exclusive license agreements with Sun Microsystems and IBM for the use of their technology in our Global Trade Management solutions. The term of our Sun Microsystems license expires on December 31, 2005, and the term of our IBM license expires on June 30, 2006.

Employees

        As of December 31, 2002, we had more than 580 employees. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.

ITEM 1A.    RISK FACTORS

        Before deciding to invest in our Company or to maintain or increase your investment, you should consider carefully the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of losses and expect to incur losses in the future.

        We incurred net losses of approximately $11.4 million, $45.8 million, $35.8 million, $10.5 million and $8.3 million in 2002, 2001, 2000, 1999, and 1998, respectively. Our accumulated deficit as of December 31, 2002 was approximately $182.5 million. We believe that the success of our business depends on our ability to significantly increase revenue and to limit increases in our operating expenses. If our revenues fail to grow at anticipated rates or our operating expenses increase without a corresponding increase in our revenues, or we fail to adjust operating expense levels appropriately, we may not be able to achieve and maintain profitability, which would increase the possibility that the value of your investment will decline.

Our inability to provide managed services successfully to existing and future clients would substantially reduce our revenues, increase our costs, hurt our reputation in our industry, and adversely affect our business.

        As a critical element of our strategy, we intend to continue providing managed services to our current and future clients. These services range from providing operational management for a single global trade process to managing a client's worldwide trade operation. We expect that, over time, the revenues that we receive from providing managed services to these and future clients will continue to represent the largest portion of our total revenues. Any inability to perform our agreements with Ford, Lucent Technologies and Nortel Networks or to provide managed services successfully to our other clients would significantly reduce our revenues, increase our costs, hurt our reputation in our industry and adversely affect our business and results of operations.

There exists a significant concentration of our revenues among a few material customers.

        In 2002, 2001, and 2000, we derived approximately 59%, 67% and 38%, respectively, of our total revenues from our top five customers in each of those years. In 2002, 2001 and 2000, Ford accounted for 30%, 35%, and 17% of total revenues, respectively. In 2002, Lucent Technologies accounted for 11% of total revenues. As we continue to expand our relationships with existing managed services customers and as we continue to sign contracts of a large magnitude with new customers, each such relationship will be of added significance to us. Additionally, we expect that we will continue to derive a significant portion of our total revenues from Ford and such other customers in the near future. Certain of our agreements permit our customers to terminate for convenience after a specified period of time. We cannot assure you that we will be able to maintain or renew these agreements. If any of these events occur, our results of operations and financial condition would be adversely affected.

Certain of our customers operate in industries that have been experiencing greater than normal difficulties in a declining economy. If the industries in of which these companies are a part continue to experience economic difficulties, our business would be adversely affected.

        During the past few years, there has been a decline in the economies of the U.S. and other countries worldwide. In addition, some of our customers operate in industries that have experienced greater difficulties than the overall economy. If these industries continue to experience difficulties, it could adversely affect our business and our ability to collect receivables from these customers.

Any restriction on our ability to access cost-effectively and legally a foreign country's rules and regulations that are incorporated into our global trade content, Global Content, or any failure to update our Global Content timely to include changes in such rules and regulations, may compromise the effectiveness of our solutions and adversely impact our revenues.

        The success of our Global Trade Management solutions for our clients depends on our ability to obtain or access the complex rules and regulations published by foreign governments governing a particular country's import and export of goods. The foundation of our solutions, Global Content, is subject to rapid change at the initiative of foreign governments, based on factors beyond our control. Any changes in a country's rules and regulations relating to global trade that we are unable to include in our Global Content library may result in dissatisfied clients and possible litigation. Moreover, to the extent a foreign government restricts our access to its rules and regulations, charges a fee for such access or grants proprietary rights to such information to one or more of our competitors, our solutions may not be useful to, or cost efficient for, our current and future clients and our revenues could decrease.

Fluctuations in our operating results and the composition of our revenues, particularly compared to the expectations of market analysts and investors, may cause the price of our common stock to decline.

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

  •
  Changes in import/export laws;

  •
  Changes in general economic conditions that may adversely affect technology companies in our industry;

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

        We have significantly increased our employee base to meet increasing demand for our client solutions. The number of our employees has increased by 122, from 464 as of December 31, 2001 to 586 as of December 31, 2002. As we expand our operations, we expect to continue to increase the size of our employee base. Our management and operations have been strained by this growth and will continue to be strained by our anticipated growth. To compete effectively and to manage future growth, we must continue to improve our financial and management controls, reporting systems and procedures on a timely basis. We must also expand, train, and manage our employee base. If we are not successful in managing our growth, our ability to achieve and maintain profitability may be harmed.

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

If we are unable to obtain additional capital as needed or obtain additional capital on unfavorable terms in the future, our operations and growth strategy may be adversely affected, and the market price for our common stock could decline.

        Historically, we have financed our operations primarily through the sale of our equity securities. As of December 31, 2002, we had cash and cash equivalents of approximately $23.7 million plus short-term investments of approximately $33.3 million and an accumulated deficit of approximately $182.5 million. While we believe that our current cash resources will be sufficient to meet our working capital needs and finance capital expenditures for at least the next 12 months, we may need to raise additional debt or equity capital to fund expansion of our operations, to enhance our products and services, or to acquire or invest in complementary products, services, businesses or technologies. If we raise additional funds through further issuances of convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available on terms favorable to us, our operations and growth strategy may be adversely affected and the market price for our common stock could decline.

Our international operations and planned expansion expose us to business risks that could limit the effectiveness of our growth strategy and cause our operating results to suffer.

        We intend to expand our international operations substantially and enter new international markets. This expansion will require significant management attention and financial resources to translate successfully our software products into various languages, to develop compliance expertise relating to international regulatory agencies and to develop direct and indirect international sales and support channels. We face a number of risks associated with conducting our business internationally that could negatively impact our operating results, including:

  •
  Language barriers, conflicting international business practices and other difficulties related to the management and administration of a global business;

  •
  Longer sales cycles associated with educating foreign clients about the benefits of our products and services;

  •
  Currency fluctuations and exchange rates;

  •
  Difficulty to repatriate cash in certain foreign jurisdictions;

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

As we expand globally, we may establish operations in countries that become politically or economically unstable, which may put the capital we have invested in such operations at a risk of loss and cause our business to be adversely affected.

        We intend to continue expanding our operations and serving our existing clients internationally. As we do so, we may establish operations in certain countries that become politically or economically unstable. If a country in which we commence operations becomes politically or economically unstable, the money and resources we have invested to establish such operations may be put at risk of loss, and if such money and resources are lost, our business may be adversely affected.

Our lengthy and variable sales cycle makes it difficult for us to predict when or if sales will occur and, therefore, we may experience an unplanned shortfall in revenues.

        Our solutions have a lengthy and unpredictable sales cycle that contributes to the uncertainty of our operating results. Clients typically view the purchase of our solutions as a significant and strategic decision. As a result, clients and potential clients generally evaluate our solutions and determine their impact on existing infrastructure over a lengthy period of time. Our sales cycle has averaged approximately six to nine months for software sales and nine to 12 months for managed services agreements, depending on a particular client's implementation requirements and whether the client is new or is extending an existing implementation. The license of our software products may be subject to delays if the client has lengthy internal budgeting, approval, and evaluation processes. Additionally, in the current economic environment, many companies have reduced their budgets for information technology spending. As companies continue reducing the spending on information technology assets, we may be subject to additional delays and corresponding reductions in sales of our software products. Additionally, we may incur significant selling and marketing expenses during a client's evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or custom demonstration, before the client engages us. Larger clients may purchase our solutions as a part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays. In addition, any prolonged decline in the demand for technology products and services could reduce the market for our solutions, making sales more difficult. If revenues forecasted from a specific client for a particular quarter are not realized or are delayed to another quarter, we may experience an unplanned shortfall in revenues, which could adversely affect our operating results.

Any loss of our licensed third-party technology may result in increased costs of, or delays in, providing our solutions, which would harm our operating results.

        We license technology from several companies on a non-exclusive basis that we have integrated into our TradeSphere product suite, including development tools and facilities from IBM (WebSphere and MQ Series) and Forte, which was acquired by Sun Microsystems. Our license with Sun Microsystems expires on December 31, 2005 and our license with IBM expires on June 30, 2006. If we cannot renew these technology licenses, we likely would face delays in the licensing of our TradeSphere products until equivalent technology, if any, is identified, licensed and integrated, and would adversely affect our operating results.

If we interpret and analyze incorrectly the various laws and regulations contained in our Global Content, we may face costly product liability claims.

        The foundation of our software solutions and managed services, Global Content, is a rules-based application that provides comprehensive management of government trade regulations and programs acquired, interpreted, and updated by Vastera's in-country trade experts. Because of the legalistic and complex nature of Global Content, our inability to interpret and analyze accurately the rules and regulations upon which our Global Content is based may expose us to product liability claims from our clients in connection with our current products and future products. Any provisions in our agreements with our clients designed to limit our exposure to potential product liability claims and any product liability insurance may not be adequate to protect us from such claims under our agreements. A successful product liability claim brought against us could harm our financial condition. Even if unsuccessful, any product liability claim could result in costly litigation and divert management's attention and resources. In addition, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products and, therefore, any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions and harm our reputation.

The market for our Global Trade Management managed services offering is a nascent one, and if companies fail to adopt our managed services offerings, our business will be adversely affected.

        For most companies, Global Trade Management is a critical but non-core business function. Because the market for third-party Global Trade Management is a nascent one, many companies may be reluctant or unwilling to utilize a third-party service provider to manage their global trade, and will retain these functions in-house. If companies fail to adopt managed service offerings, our business will be adversely affected.

We may be unable to protect our proprietary rights adequately, which could result in their unauthorized use by our competitors and have an adverse impact on our revenues.

        Our success depends on our ability to protect our proprietary rights. We rely primarily on:

  •
  Confidentiality agreements with employees and third parties;

  •
  Protective contractual provisions such as those contained in license agreements with consultants, vendors and clients, although we have not signed such agreements in every case; and

  •
  Copyright, trade secret, and trademark laws.

        Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts. We may not become aware of these breaches or have adequate remedies available. We may need to litigate claims against third parties who infringe our intellectual property rights, which could be costly, time-consuming and would divert management's attention and resources.

Our patent protection strategy is in development currently, and any inadequacy in the protection of our technology could increase our operating costs.

        We may also rely on patents to protect our proprietary rights in the future. Any patent strategy we attempt to implement may not be successful and could harm our business by disclosing unpatentable trade secrets. The laws that apply to the types of patents we may seek are evolving and are subject to change. We presently have filed provisional patent applications in the United States. These applications may not result in patents or may take longer than we expect to result in patents. We may also decide not to file patent applications in all the countries in which we operate or intend to operate. Our decision to do so may inhibit our ability to protect our proprietary rights in those countries. Even if we are issued patents, we cannot assure you that they will provide us any meaningful protection or competitive advantage. If we try to enforce our patents, third parties may challenge our patents in court or before the United States Patent and Trademark Office. An unfavorable outcome in any such proceeding could require us to cease using the technology or to license rights from prevailing third parties. We cannot assure you that any prevailing party would offer us a license or that we could execute a license on terms that are commercially acceptable to us, if at all. Developing and enforcing our patent protection strategy is likely to increase our operating costs.

We may have to defend against intellectual property infringement claims, which could be expensive, and if we are not successful, could result in substantial monetary liability and disrupt our business.

        We cannot be certain that our solutions do not or will not infringe valid patents, copyrights, trademarks, or other intellectual property rights held by third parties, inside and outside the U.S. As a result, we may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business.

        We may incur substantial expenses in defending against any third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability, may divert management's attention from our core business, and may disrupt our business. In addition, if we are not successful in defending such claims, we may need to obtain a license to the technology, which may not be available on acceptable terms or at all.

Any future acquisitions may be difficult to integrate and disruptive to our operations. We may not realize the expected benefits from any such acquisitions, and if we cannot address the challenges presented by acquisitions, our operating results may be harmed.

        In the past, we have acquired businesses to expand our operations or market presence, and we intend to continue our expansion by acquiring or investing in companies, assets or technologies that complement our business and offer opportunities for growth. These transactions involve many risks and challenges that we might not successfully overcome, including:

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

        As of December 31, 2002, our officers, directors and affiliated entities, together with Ford, beneficially owned approximately 46.3% of the outstanding shares of our common stock. This concentration of ownership may delay, deter, or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock. Accordingly, these stockholders collectively may be able to control all matters requiring stockholder approval and, thereby, our management and affairs. Ford beneficially owns approximately 19.8% of the outstanding shares of our common stock. As the single largest stockholder of Vastera, Ford may exercise significant influence over corporate acts requiring stockholder approval, including a merger or sale of Vastera. Also, so long as Ford holds at least 5% of our common stock, it has the right to appoint a non-voting observer to our board of directors. Our officers, directors and affiliated entities, together with Ford, may have interests that differ from your interests, and their decisions may negatively impact our future success.

Because of provisions in our corporate charter and bylaws, Delaware law and Ford's significant ownership position, other companies may have difficulty acquiring us, even if doing so would benefit our stockholders.

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

        We are subject to provisions of Delaware law that prohibit us from engaging in any business combination with any "interested stockholder," meaning generally a stockholder who beneficially owns more than 15% of our stock, for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board. This could have the effect of delaying or preventing a change in control. Additionally, in connection with establishing our strategic relationship with Ford, Ford acquired 8,000,000 shares of our common stock. Because of Ford's significant holdings, other companies may be deterred from acquiring us, even if being acquired would be in the best interest of our other stockholders.

If the U.S. and other countries go to war with Iraq, the U.S. and global economies may be negatively impacted.

        If the U.S. and other countries go to war with Iraq, the U.S. and global economies may be negatively impacted. The worsening of our economy has caused and may continue to cause U.S. businesses to slow spending on products and services and delay sales cycles. Additionally, a worsening of the global economy may also cause foreign businesses to slow or otherwise cease spending on products and services. The economic uncertainty resulting from the unpredictability of future military action and other responses associated with a war with Iraq may continue to negatively impact consumer as well as business confidence in the near term. This economic uncertainty may make it more difficult to implement our growth strategy and negatively impact our revenues in the future.

ITEM 2.    PROPERTIES

        Our principal administrative, sales, marketing, technical support and product development facilities are located at our headquarters in Dulles, Virginia. We currently occupy approximately 51,000 square feet of office space in the Dulles facility under a lease that terminates on October 31, 2010. We also have sales, marketing, technical support and product development facilities in: Sao Paulo, Brazil; Juarez, Mexico; Windsor, Ontario; and Manchester, United Kingdom. We also lease office space for sales, marketing and consulting activities in: Longmont, Colorado; outside of London in the United Kingdom; and in Tokyo, Japan. Our managed services facilities are located in: Southfield, Michigan; Burlington, Massachusetts; Mexico City, Mexico; and Burlington, Ontario. We believe these facilities are suitable and provide the appropriate level of capacity for our current operations.

        We currently lease office space outside of London and in Burlington, Ontario that we do not utilize. Future lease costs were accrued in connection with our restructuring activities in 2002.

ITEM 3.    LEGAL PROCEEDINGS

        On March 14, 2001, Expeditors International of Washington, Inc. and Expeditors Tradewin, L.L.C. (collectively "Expeditors") filed suit against us in the United States District Court for the Eastern District of Michigan, Southern Division primarily alleging that we misappropriated certain of Expeditors' trade secrets in connection with our acquisition of Ford's customs operations, by utilizing systems and business processes that Expeditors assisted in developing for Ford and through our employee hiring practices. In connection with our acquisition of Ford's customs operations, Ford agreed to indemnify us for intellectual property infringement claims and Ford is currently indemnifying us in connection with this litigation.

        On April 16, 2002, the Court granted in part and denied in part our motion to dismiss this case. Specifically, the Court dismissed Expeditors' claims of common law misappropriation of confidential information on the grounds, that such claims were preempted by the Michigan Uniform Trade Secrets Act. The Court preserved Expeditors remaining claims, as dismissal was deemed to be premature as of the date of the Court's ruling.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock, par value $0.01 per share, began trading on the Nasdaq National Market under the symbol "VAST" on September 28, 2000. Accordingly, market price information is not available for any period before September 28, 2000. The price range per share reflected in the table below is the highest and lowest sale price for our common stock as reported by the Nasdaq National Market during each quarter the stock has been publicly traded. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. Under the terms of our current loan facility with Coamerica Bank, we are also restricted from declaring or paying any dividends on any class of equity securities.

        On March 3, 2003, there were approximately 3,300 stockholders of record and the price per share of our common stock was $4.75.

	2002				2001				2000
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter
High	$6.20	$5.94	$14.89	$17.15	$18.25	$14.00	$14.32	$19.75	$23.00	$22.00
Low	$2.11	$1.61	$4.09	$13.07	$9.99	$7.80	$7.375	$7.75	$8.9375	$17.25

        We received net offering proceeds from our initial public offering of approximately $86.1 million. We have used approximately $46.9 million of the net proceeds from the initial public offering for general corporate purposes, principally working capital for our international acquisitions, increased domestic and international sales and marketing expenditures, product development expenditures, expenditures related to the expansion of our consulting services organization and capital expenditures made in the ordinary course of business. The remaining portions of the net proceeds have been invested in cash, cash equivalents, and short-term investments. We may also use a portion of the remaining net proceeds to expand internationally and to acquire or invest in additional businesses, products, and technologies that we believe will complement our current or future business.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The tables that follow present portions of our financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. We derived the statement of operations data for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 and the balance sheet data as of December 31, 2002, 2001, 2000, 1999, and 1998 from our audited consolidated financial statements.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Managed services revenues	$45,216	$32,765	$6,133	$—	$—
Software revenues	12,523	13,727	10,732	7,261	4,088
Services revenues	18,639	18,432	17,491	13,305	5,236

Total revenues	76,378	64,924	34,356	20,566	9,324
Cost of revenues:
Cost of managed services revenues	24,219	17,019	4,078	—	—
Cost of software revenues	2,533	2,406	1,353	692	708
Cost of service revenues	13,756	14,018	14,341	11,514	4,664
Operating expenses:
Sales and marketing	11,974	18,154	13,920	7,143	4,581
Research and development	13,189	14,583	12,482	6,194	4,271
General and administrative	9,608	9,053	5,923	3,680	2,562
Depreciation	4,643	3,239	2,262	1,312	637
Amortization	2,608	22,309	6,707	313	—
Restructuring	3,336	—	—	—	—
In-process research and development	—	6,901	—	—	—
Stock-based compensation	2,619	5,626	10,167	378	—

Total operating expenses	47,977	79,865	51,461	19,020	12,051

Loss from operations	(12,107)	(48,384)	(36,877)	(10,660)	(8,099)
Other income (expense), net	922	2,937	1,056	181	(157)

Net loss before income taxes	(11,185)	(45,447)	(35,821)	(10,479)	(8,256)
Income taxes	(173)	(306)	(8)	—	—

Net loss	(11,358)	$(45,753)	$(35,829)	$(10,479)	$(8,256)
Dividends and accretion on redeemable convertible preferred stock	—	—	(35,877)	(19,347)	(1,184)

Net loss attributable to common stockholders	$(11,358)	$(45,753)	$(71,706)	$(29,826)	$(9,440)

Net loss per share
Basic and diluted net loss per share	$(0.28)	$(1.22)	$(4.90)	$(4.92)	$(1.73)

Weighted-average common shares outstanding	40,019	37,650	14,620	6,065	5,457
Pro forma basic and diluted net loss per share			$(1.47)

Pro forma weighted-average common shares outstanding			24,441

        As discussed in Note 2 to our consolidated financial statements, revenues and cost of revenues for periods presented prior to 2002 have been reclassified and revised conform to the current year presentation.

        Pro forma net loss per common share is computed using the pro forma weighted-average number of common shares outstanding for the period. Pro forma weighted-average common shares include the assumed conversion of all outstanding convertible preferred stock into common stock as of the beginning of the periods presented.

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$23,696	$10,982	$19,693	$961	$7,792
Short-term investments	33,261	62,789	70,978	3,908	1,892
Working capital	53,548	68,339	81,478	(4,200)	3,199
Total assets	165,564	163,860	185,510	17,152	16,282
Long-term debt	1,078	2,344	1,787	2,326	996
Redeemable convertible preferred stock	—	—	—	46,117	24,431
Total stockholders' equity (deficit)	137,657	137,818	159,010	(49,928)	(22,763)

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

Overview

        Vastera is the worldwide leader in solutions for Global Trade Management. Vastera provides solutions that manage the information flow associated with the cross border component of an international shipment for its clients, thereby accelerating the flow of goods through the global supply chain. Global trade is regulated by dynamic, country-specific rules and involves a complex network of trade participants, including exporters, forwarders, carriers, brokers, importers, financial institutions and customs and regulatory agencies. Since our inception, we have continued to develop comprehensive solutions with features, functionality, and services that allow companies to manage the complexities of global trade.

        We provide our solutions to over 400 clients from our offices in the United States, Brazil, Canada, France, Germany, Ireland, Japan, Mexico, the Netherlands, Poland, Spain, and the United Kingdom. Our clients typically acquire software or purchase managed services for a division or department. As they expand the utilization of our solutions globally and to their clients, suppliers and business partners, our clients acquire additional software licenses or expand managed services arrangements. We currently market our products and services on a global basis through our direct sales force and other channels, such as strategic alliances and partners. We expect revenues from our international operations to increase as we continue to expand our international sales and services organizations.

Relationship with Ford Motor Company

        In August 2000, we entered into an agreement to acquire Ford Motor Company's global customs operations and merged Ford's global customs operations into our managed services operations. The Ford operations that were merged into us consisted of Ford personnel and technology utilized by Ford to manage its international trade transactions. By combining our existing technology and intellectual capital with that acquired from Ford, we intend to expand our managed services to companies of varying sizes on a global basis. Ford received 8,000,000 shares of our common stock valued at approximately $79.2 million at the time of the transaction. As of December 31, 2002, Ford owned approximately 19.8% of our common stock.

        In August 2000, we also entered into a Global Trade Management services agreement, under which Vastera manages Ford's global trade operations. In January 2001 and March 2001, we expanded the Global Trade Management services we provide to Ford by assuming responsibility for administering and managing Ford's global trade operations in Mexico and Canada, respectively. In November 2002, we further expanded the Global Trade Management services we provide to Ford by assuming responsibility for administering and managing Ford's global trade operations in the United Kingdom, Germany, Belgium, and Spain (collectively, "Ford Europe"). Our agreements with Ford have initially had a minimum term of four years.

        These agreements provide us with a guaranteed, predictable, and recurring revenue stream from Ford. We expect to derive at least $25 million in revenues on an annual basis from our agreements with Ford U.S., Ford Mexico, Ford Canada, and Ford Europe. We believe our client relationship with Ford will have a significant impact on our total revenues and is expected to account for greater than 10% of revenues for the foreseeable future. In 2002, 2001 and 2000, Ford Motor Company accounted for 30%, 35% and 17% of our total revenues, respectively. As of December 31, 2002 and 2001, Ford owed us approximately $3.0 million and $4.5 million, or 16% and 32%, of our total accounts receivable, respectively.

        In December 2001, we recognized approximately $2.4 million in revenue under our Ford global managed services agreement related to cumulative transactions processed in excess of the annual minimum billable for the year. In December 2001, we permitted Ford U.S. to carry forward a portion of the transactions processed for Ford U.S. in 2001 in excess of the contractual minimum to be applied to transactions processed in the first quarter of 2002 that were less than the contractual minimum.

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

        In July 2002, we further amended our agreement with Ford U.S. to provide that we will now bill Ford U.S. at a fixed annual rate of $11.8 million for the remaining life of the agreement. By amending the agreement in this manner, we no longer bill Ford U.S. on a per transaction processed basis, but instead bill Ford U.S. at a fixed annual service fee. In connection with this amendment, Ford U.S. agreed that we would bill Ford U.S. $4.9 million ratably over the remainder of 2002.

Acquisitions

        In addition to the acquisition of the Ford's global customs operations described above, we have made the following acquisitions.

        In the first quarter of 2002, we executed on our strategy of expanding our global presence to enhance our competitive position worldwide and our ability to serve and support our clients. As part of this strategy, we acquired companies in Mexico, Canada, and Brazil. The shares of common stock we issued were valued at the average of the closing prices for the three days before and the three days after the date each acquisition's definitive terms were finalized.

        On January 3, 2002, we entered into a definitive agreement to acquire Prisma Tecnologia Computacional, S.A. de C.V. ("Prisma") for approximately $5.3 million. Prisma is a provider of Global Trade Management solutions in Mexico. The Company consummated this transaction on February 1, 2002 and paid approximately $2.5 million in cash, issued approximately 150,000 shares of its common stock, valued at approximately $2.4 million and paid approximately $400,000 in transaction and issuance costs.

        On February 12, 2002, we acquired Imanet, an Ontario Corporation for approximately $2.5 million. Imanet is a provider of Global Trade Management solutions in Canada. The Company paid $850,000 in cash, issued approximately 90,000 shares of its common stock, valued at approximately $1.4 million and paid approximately $300,000 in transaction and issuance costs.

        On March 8, 2002, we acquired Bergen Informatica Ltda. ("Bergen") for approximately $6.4 million. Bergen is a provider of Global Trade Management solutions in Brazil. The Company paid $2.4 million in cash, issued approximately 223,000 shares of its common stock, valued at approximately $3.1 million and incurred approximately $900,000 in transaction and issuance costs, including the issuance 10,000 shares of common stock valued at approximately $71,000 to an investment advisor.

        On March 29, 2001, we acquired Speedchain, a development stage company with no revenues since its inception in 1999, for approximately $18.8 million. Speedchain is a supply chain event management and global e-logistics solutions provider. The acquisition was effected through the merger of Speedchain into one of our wholly owned subsidiaries, Vastera Acquisition Corporation.

        All of these acquisitions were accounted for under the purchase method of accounting. The excess of the consideration over the fair value of the acquired assets and liabilities and identified intangibles were accounted for as goodwill. We recorded an aggregate of approximately $10.8 million and $4.0 million of identified intangibles and goodwill, respectively, in 2002 in connection with the Prisma, Imanet, and Bergen acquisitions. We recorded approximately $11.8 million of goodwill (including amounts reclassified from assembled workforce to goodwill) in connection with the 2001 Speedchain acquisition. We recorded approximately $3.5 million and $76.6 million of identified intangibles and goodwill (including amounts reclassified from assembled workforce to goodwill), respectively, in 2000 in connection with our acquisition of Ford's global customs operations.

        Goodwill and identifiable intangibles were amortized on a straight-line basis over one to five years, resulting in charges to operations of $22.3 million and $6.7 in 2001 and 2000, respectively. On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill. As of January 1, 2002, we had unamortized goodwill of approximately $62.2 million. On January 1, 2002, we adopted the nonamortization approach under SFAS No. 142 for our goodwill. Amortization expense for identifiable intangibles in 2002 was approximately $2.6 million. Amortization of our identified intangibles for future periods is expected to be approximately $2.6 million, $2.4 million, $1.8 million, $1.8 million and $495,000 for 2003, 2004, 2005, 2006 and 2007, respectively.

Critical Accounting Policies

        We consider our accounting policies related to revenue recognition, deferred revenues, internal use software and intangible assets to be critical to our business operations and the understanding of our results of operations. The impact and associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a summary of significant accounting policies used in the preparation of the consolidated financial statements, see the Notes to our Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K. Our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot be sure that actual results will not differ from those estimates.

Source of Revenues and Revenue Recognition Policy

        Our revenues consist of managed services revenues, software revenues, and services revenues.

Managed Services Revenues

        Managed services revenues are derived from agreements that provide for transaction or services fees based on the performance of our managed services solutions. Managed services solutions include the processing of our clients' customs entries and the classifying of clients' goods. Managed services transaction arrangements are often subject to annual or quarterly minimum transaction thresholds and revenues are recognized based on the lower of the cumulative actual transactions processed during the period using a weighted-average transaction rate or the amount billable for the period. For those managed services transaction arrangements subject to annual minimums and the amount billable for interim periods is limited to the pro-rata portion of the annual minimum, transactions processed in excess of the minimum in each period are not billable, and, therefore, revenue is not recognized until the end of the related period. Certain managed services arrangements are based upon a fixed services fee. Revenues associated with these arrangements are recognized ratably over the term of the arrangement and limited to the amounts billable. In addition, we may receive annual gainsharing fees under certain managed services arrangements based on a percentage of the client's annual cost savings, as defined in the managed services arrangements. These fees are recognized when they become fixed and determinable. Managed services transaction minimums and fixed service fees are typically billed monthly.

Software Revenues

        Software revenues consist of term license revenues, perpetual software license revenues, and transaction-based revenues. We recognize revenue from the sale of software products in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition."

        Term license revenues are derived from term software license arrangements in which our clients license our software products and obtain the right to unspecified enhancements on a when-and-if-available basis and ongoing support and content update services. Content updates are significant and frequent. Revenues are recognized ratably over the contract term. Term license arrangements typically range from three to five years. To the extent we host the software for our customers, the hosting fee is recognized ratably over the contract period in conjunction with the recognition of the license fee. Term license fees are typically billed annually, quarterly or monthly.

        Perpetual software license revenues are derived from perpetual software license arrangements and related maintenance contracts. Maintenance contracts include the right to unspecified enhancements on a when-and-if available basis, ongoing support, and content update services. The content updates provided under maintenance arrangements are significant and frequent, and, as a result, revenues from perpetual software license sales are recognized ratably over the estimated economic life of the product. We have estimated that the life of the product is three years, which is consistent with the historical periods between major upgrades to the functionality and architecture of our products. Revenues from maintenance contracts are recognized ratably over the contract term, typically one year. To the extent we host the software for our customers, the hosting fee is recognized ratably over the contract period in conjunction with the recognition of the license fee.

        Transaction-based revenues are derived from agreements that provide for transaction fees based on a client's usage of our software products. Revenues from the usage of its software products are recognized as transactions occur.

        We recognize revenues from arrangements with resellers beginning when the software product is sold to the end user. Annual minimums not sold by the reseller to end customers are recognized as revenues upon the expiration of the annual minimum period.

Services Revenues

        Services revenues are derived from implementation, management consulting and training services. Services are performed on a time and materials basis or under fixed price arrangements. Revenues on time and materials contracts are recognized based on fixed billable rates for hours delivered, and revenues on fixed priced contracts and are recognized as the services are performed using the percentage of completion method of accounting based on the ratio of costs incurred to total estimated costs to be incurred. Losses on arrangements are recognized when known.

        For multiple-element arrangements where we provide both software and services, we defer the service fee, based on vendor-specific objective evidence, and recognize the services as performed.

Deferred Revenues

        Deferred revenues include amounts billed to clients for revenues that have not been recognized and generally result from billed, but deferred license revenues and services not yet performed. Deferred revenues will be recognized on a monthly basis over the term of the agreement, the remaining economic life of the product, or when the services are performed. As we continue to increase our term license and transaction-based revenues relative to our perpetual licenses, we expect our deferred revenues to fluctuate since term license and transaction-based customers are billed and paid ratably (usually either annually, monthly or quarterly). We do not consider deferred revenue to be an indicator of future revenues.

Internal Use Software

        In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", we capitalize costs associated with the implementation and integration of our trade management platform to our managed services operations. Judgment is involved in determining which development tasks associated with the platform integration are capitalizable pursuant to SOP 98-1. We capitalized approximately $1.6 million of direct labor costs in 2002 related to certain capitalizable tasks including the technical design, systems configuration and testing phases of the integration process. These costs are amortized as costs of managed services revenues over three years and amortization commences upon the completion of the integration to the Vastera platform. Total amortization expense in 2002 was approximately $50,000. Net capitalized costs as of December 31, 2002 were approximately $1.5 million.

Goodwill and Intangible Assets

        As of December 31, 2002, we had recorded goodwill and intangible assets of approximately $74.8 million related to our acquisitions.

        Goodwill represents the excess of costs over the fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

        In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required us to perform an assessment of whether there was an indication that goodwill resulting from these acquisitions has been impaired as of the date of adoption. To accomplish this, we were required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. In connection with the adoption of SFAS No. 142, we were required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, we would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. In the second step, we would be required to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill would be determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation would be the implied fair value of the reporting unit goodwill. To the extent the implied fair value of this reporting unit exceeded its carrying amount, we would be required to recognize an impairment loss. We performed the steps in connection with the adoption of SFAS No. 142 in the first quarter of 2002 and for the annual assessment in the fourth quarter of 2002. The second step was not required in either assessment as the fair value of our reporting units exceeded their carrying value.

        As of January 1, 2002, we had unamortized goodwill of approximately $62.2 million. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over its expected economic life, generally four or five years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through the undiscounted future operating cash flows of the acquired operation. In the aggregate, amortization of goodwill in 2001 and 2000, prior to the adoption of SFAS 142, was approximately $20.3 million and $6.3 million, respectively.

        On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill. Prior to January 1, 2002, assembled workforce intangibles were amortized on a straight-line basis over two or three years. The value assigned to the assembled workforce in the acquisition of Ford's global customs operation was allocated to each country in which we acquired Ford's global customs operations, based upon the number of employees in that country. The related amortization was to be recorded over three years from the date we assumed Ford's customs operations in that country.

        Our results for prior years have not been restated to reflect the nonamortization approach we adopted for goodwill. A reconciliation of previously reported net loss and net loss per share for 2001 and 2000 to the amounts adjusted for the exclusion of goodwill amortization net of the related tax effects, including a comparison of net loss and net loss per share for 2002 are as follows (in thousands except per share data):

	For the Years Ended December 31,
	2002	2001	2000
Reported net loss attributable to common stockholders	$(11,358)	$(45,753)	$(71,706)
Goodwill amortization, net of tax	—	20,302	6,315

Adjusted net loss	$(11,358)	$(25,451)	$(65,391)

Basic and diluted net loss per share as reported	$(0.28)	$(1.22)	$(4.90)
Goodwill amortization, net of tax	—	0.54	0.43

Adjusted basic and diluted net loss per share	$(0.28)	$(0.68)	$(4.47)

Weighted average common shares	40,019	37,650	14,620

        All other intangible assets are amortized on a straight-line basis over their expected economic lives, generally one to five years. The value assigned to the Ford contract is being amortized as a discount to revenue over the minimum term of the contract. In the aggregate, amortization of intangible assets in 2002, 2001, and 2000 was approximately $2.6 million, $2.0 million, and $392,000, respectively. In the aggregate, amortization of these identified intangibles for future periods is expected to be approximately $2.6 million, $2.4 million, $1.8 million, $1.8 million and $495,000 for 2003, 2004, 2005, 2006 and 2007, respectively.

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

Reclassifications and Revisions

        Effective January 1, 2002, FASB's EITF Topic D-103 requires that reimbursed travel expenses be classified as revenue. Consequently, revenues in 2002, 2001, and 2000 include travel expenses of approximately $1.6 million $2.0 million and $1.4 million, respectively. All prior periods have been reclassified to conform to the 2002 period's presentation.

        During the first quarter of 2002, we revised our management reporting process to enable managed services revenues and costs of managed services to be tracked and managed separately. Accordingly, we began reporting revenues and costs of revenues from managed services operations separately from software and services operations. All prior periods have been reclassified to conform to the 2002 presentation.

        As a result of the adoption of FASB No. 142, as of January 1, 2002, we have added the transitional disclosures required by FASB No. 142 to the 2001 and 2000 financial statements.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Revenues

        Total revenues.    Total revenues increased 18% to approximately $76.4 million in 2002 from approximately $64.9 million in 2001.

        Managed services revenues.    Managed services revenues increased 38% to approximately $45.2 million in 2002 from approximately $32.8 million in 2001. We attribute this increase to the continued growth in our automotive and high-tech managed services client base and expansion of our responsibilities with existing customers, primarily with Ford, Lucent, and Nortel. Revenues derived from our managed services agreements accounted for 59% of our total revenues in 2002 and 50% of our total revenues in 2001. We expect managed services revenues to account for approximately 60% of our total revenues for the foreseeable future.

        Software revenues.    Software revenues decreased 9% to approximately $12.5 million in 2002 from approximately $13.7 million in 2001. This decrease was due to $2.25 million of nonrecurring revenue recognized in 2001 related to the expiration of Vectant's annual minimum period in connection with its reseller arrangement. Excluding the nonrecurring revenue recognized from Vectant in 2001, total software revenue increased in 2002 by approximately $1.1 million, or 8%, from 2001. Revenues derived from our software agreements accounted for 16% of our total revenues in 2002 and 21% of our total revenues in 2001. We expect software revenues to account for approximately 15% of our total revenues for the foreseeable future.

        Services revenues.    Services revenues increased 1% to approximately $18.6 million in 2002 from approximately $18.4 million in 2001. Services revenues accounted for 24% of our total revenues in 2002 and 28% in 2001. We expect services revenues to continue to account for approximately 25% of our total revenues for the foreseeable future.

Cost of Revenues

        Cost of managed services revenues.    Cost of managed services revenues consist of salaries and related expenses for our managed services organization and the amortization of capitalized internal use software costs related to the implementation and integration of our trade management platform to our managed services operation.

        Cost of managed services revenues increased 42% to approximately $24.2 million in 2002 from approximately $17.0 million in 2001. This increase was largely due to the growth of our managed services operations to support our growing client base, and our European expansion. Cost of managed services revenues as a percentage of managed services revenues was 54% in 2002 and 52% in 2001. This increase as a percentage of managed services revenues reflects our additional personnel and infrastructure costs related to our European expansion. Over time, we expect to realize productivity improvements from our investment in our support infrastructure and the leveraging of personnel in the performance of our managed services agreements. As we enter into large multi-year managed services agreements in new industry sectors or new geographic regions that may require significant investments in the related infrastructure, the costs associated with these managed services agreements may be greater in the initial year than in the later years when we realize productivity improvements from these infrastructure investments. Accordingly, we expect that our cost of managed services revenues may fluctuate on a quarterly or annual basis as a percentage of managed services revenues.

        Cost of software revenues.    Cost of software revenues includes royalties owed to third parties for technology products integrated into our software products, as well as the cost of salaries and related expenses for our technical support organization.

        Cost of software revenues increased 5% to approximately $2.5 million in 2002 from approximately $2.4 million in 2001. This increase was largely due to our investment in our client support infrastructure. Cost of software revenues as a percentage of software revenues was 20% in 2002 compared to 18% in 2001. This increase as a percentage of software revenues reflects our additional investment in our client support infrastructure and the effect of $2.25 million of nonrecurring software revenue recognized in the third quarter of 2001. We expect the cost of software revenues as a percentage of software revenues to be approximately 20% to 25% on an annual basis, but this percentage may fluctuate in any given quarter or year.

        Cost of services revenues.    Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting and training services provided to clients, as well as the cost of third parties we contract with to provide either application consulting or implementation services to our clients.

        Cost of services revenues decreased 2% to approximately $13.8 million in 2002 from approximately $14.0 million in 2001. Cost of services revenues as a percentage of services revenues was 74% in 2002 and 76% for year ended December 31, 2001. We expect the cost of services revenues as a percentage of services revenues to be approximately 72% to 78% on an annual basis, but this percentage may fluctuate outside this range in any given quarter or year.

Operating Expenses

        Sales and marketing.    Sales and marketing expense consists primarily of salaries, commissions and bonuses earned by sales and marketing personnel, sales training events, public relations, advertising, trade shows and travel expenses related to both promotional events and direct sales efforts.

        Sales and marketing expense decreased 34% to approximately $12.0 million in 2002 from approximately $18.2 million in 2001. This decrease was primarily due to a reduction in annual bonuses paid to our employees, a reduction in personnel, and a reduction in promotional expenses. Sales and marketing expenses represented 16% of our total revenues in 2002 and 28% in 2001. We anticipate that sales and marketing expenses will continue to decrease as a percentage of total revenues for the foreseeable future.

        Research and development.    Research and development expense consists primarily of salaries, benefits, and equipment for software developers, quality assurance personnel, program managers, and technical writers.

        Research and development expense decreased 10% to approximately $13.2 million in 2002 from approximately $14.6 million in 2001. This decrease was primarily due to a reduction in annual bonuses paid to our employees, a reduction in personnel, and a reduction in the number of internal and contract software developers and quality assurance personnel needed to support our product development and testing activities. Research and development expenses represented 17% of our total revenues in 2002 and 22% in 2001. We believe that we must continue to invest in research and development in order to develop new products and services. We anticipate that research and development expenses will continue to decrease as a percentage of total revenues for the foreseeable future.

        General and administrative.    General and administrative expense consists primarily of salaries, benefits, and related costs for executive, finance, administrative and information services personnel.

        General and administrative expense increased 6% to approximately $9.6 million in 2002 from approximately $9.1 million in 2002. This increase resulted from the addition of personnel to support the growth of our business and legal and professional fees relating to our international expansion. General and administrative expenses represented 13% of our total revenues in 2002 and 14% in 2001. We believe our general and administrative expenses will decrease as a percentage of total revenues, but increase in absolute dollar amounts as we expand our administrative staff, domestically and internationally, and incur additional expenses associated with being a global company.

        Depreciation.    Depreciation expense increased 43% to approximately $4.6 million in 2002 from approximately $3.2 million in 2001. This increase resulted from the depreciation of fixed assets purchased to build the infrastructure needed to support the growth of our business. Depreciation expense represented 6% and 5% of our total revenues in 2002 and 2001, respectively. We believe our depreciation expense will increase in absolute dollar amounts as we continue to invest our infrastructure

        Amortization.    Amortization expense decreased 88% to approximately $2.6 million in 2002 from approximately $22.3 million in 2001. This decrease resulted from our adoption of the nonamortization approach under SFAS No. 142 for our goodwill. As of January 1, 2002, we had unamortized goodwill of approximately $62.2 million, including amounts reclassified from our assembled workforce intangible assets to goodwill. Amortization expense represented 3% of our total revenues in 2002 and 34% in 2001.

        Restructuring.    We recorded approximately $2.0 million and $1.6 million of restructuring costs, respectively, during the second and third quarter of 2002. Costs associated with the termination of approximately 74 employees totaled approximately $1.1 million. Costs associated with the closing of redundant facilities, the cancellation of certain contracts, and other non-personnel related actions totaled approximately $2.2 million. We paid approximately $300,000, $750,000 and $794,000 of restructuring costs in the second, third and fourth quarters of 2002, respectively, and wrote off property and equipment of approximately $220,000. We reduced the restructuring reserve during the fourth quarter of 2002 by approximately $274,000, based on differences between actual costs incurred compared to our original estimates. We expect to pay the remainder in 2003 and 2004. The balance of the restructuring reserve was approximately $1.3 million as of December 31, 2002.

        In-process research and development.    During 2001, we incurred a one-time IPR&D charge of approximately $6.9 million associated with the acquisition of Speedchain. We valued IPR&D acquired in the Speedchain acquisition consummated on March 29, 2001 at approximately $6.9 million, based on an independent appraisal of the development project for which technological feasibility has not been established and no alternative future uses exist. The acquired IPR&D project was targeted at the supply chain event management and e-logistics market.

        Stock-based compensation.    We recorded deferred compensation of approximately $6.4 million in the last nine months of 1999 and approximately $13.1 million in 2000. These amounts represent the aggregate difference between the exercise price and the fair value for accounting purposes of the underlying common stock at the date of grant. On March 29, 2001, we recorded $465,000 of deferred compensation in connection with the unvested stock options that were assumed in connection with the Speedchain acquisition. These amounts are included as a component of stockholders' equity and are being amortized on an accelerated basis over the applicable vesting period. In 2002 and 2001, we amortized approximately $2.6 million and $5.6 million, respectively, of deferred compensation. We expect to amortize deferred compensation of approximately $941,000 and $45,000 for the years ending December 31, 2003 and 2004, respectively. The amount of stock option compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

        In September 2002, the Company offered each employee an opportunity to cancel certain stock options (the "Options Trade-In") in exchange for the right to receive a future stock option grant for the same number of shares six months and one day from the date of cancellation with a strike price equal to the market price on the new grant date. Options to purchase approximately 3,750,000 shares were cancelled pursuant to the Options Trade-In.

        Other income (expenses), net.    Other income (expenses), net fluctuates, based on the amount of cash balances available for investment, borrowings under our line of credit, interest and other expenses related to our equipment borrowings and realized gains and losses on investments. Other income (expenses), net decreased to approximately $922,000 in 2002 from approximately $2.9 million in 2001. This decrease resulted from less interest income due to lower interest rates and the decrease in cash and cash equivalents and short-term investments balances as we continue to use of our cash resources to fund our operations and acquire companies.

        Income taxes.    In 2002 and 2001, the tax provision was comprised of state and foreign taxes. No provision for federal income taxes has been recorded for, 2002 or 2001 due to our accumulated net operating losses. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.

        As of December 31, 2002, we had net operating loss carry-forwards for federal tax purposes of approximately $67.6 million. These loss carry-forwards are available to reduce future taxable income and begin to expire in 2011. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership have occurred, and as a result, our future utilization of these net operating loss carryforwards that we accumulated prior to the change in ownership will be subject to an annual limitation. We have also generated foreign net operating losses of approximately $16.2 million that are available for carryforward. We may generate additional net operating loss carry-forwards in the future.

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

Revenues

        Total revenues.    Total revenues increased 89% to approximately $65.0 million in 2001 from approximately $34.4 million in 2000.

        Managed services revenues.    Managed services revenues increased $26.7 to approximately $32.8 million in 2001 from approximately $6.1 million in 2000. We attribute this increase to the expansion of the global trade managed services contract with Ford into Mexico and Canada, the 12 months of revenue earned in 2001 under the Ford U.S. agreement compared to four months in 2000, and the continued growth in our automotive and high-tech managed services client base. For the three months ended December 31, 2001, we derived approximately $2.4 million in revenue under our Ford global managed services agreement related to cumulative transactions in excess of the minimums billable in the three previous quarters in 2001. Managed services revenues accounted for 50% of our total revenues in 2001 and 18% of our total revenues in 2000.

        Software revenues.    Software revenues increased 28% to approximately $13.7 million in 2001 from approximately $10.7 million in 2000. This increase was due to $2.25 million of nonrecurring revenue recognized in 2001 related to the expiration of Vectant's annual minimum period in connection with its reseller arrangement. Excluding the nonrecurring revenue recognized from Vectant in 2001, total software revenues increased in 2001 by 7% from 2001. Software revenues accounted for 21% of our total revenues in 2001 and 31% of our total revenues in 2000.

        Services revenues.    Services revenues increased 5% to approximately $18.4 million in 2001 from approximately $17.5 million in 2000. This increase resulted from increases in our client base. Services revenues accounted for 28% of our total revenues in 2001 and 51% for the year December 31, 2000.

Cost of Revenues

        Cost of managed services revenues.    Cost of managed services revenues increased 317% to $17.0 million in 2001 from $4.1 million in 2000. This increase was largely due to our investment in our client support infrastructure and the growth of our managed services client base. Cost of managed services revenues as a percentage of managed services revenues was 52% in 2001 and 67% in 2000. This decrease as a percentage of managed services revenues reflected our productivity improvements from our investment in our support infrastructure and the leveraging of personnel in the performance of our managed services agreements. As we enter into large multi-year managed services agreements in new industry verticals or new geographic regions that may require significant investments in the related infrastructure, the costs associated with these managed services agreements may be greater in the initial year than in the later years as we realize productivity improvements from these infrastructure investments.

        Cost of software revenues.    Cost of software revenues increased 78% to approximately $2.4 million in 2001 from approximately $1.4 million in 2000. Cost of software revenues as a percentage of software revenues was 18% in 2001 and 13% in 2000. This increase as a percentage of software revenues reflected our expansion of our technical support organization.

        Cost of services revenues.    Cost of services revenues decreased 2% to approximately $14.0 million in 2001 from approximately $14.3 million in 2000. This decrease resulted from a reduction in reimbursed travel expenses and offset by an increase in cost from utilizing third party consultants for certain client implementations. Cost of services revenues as a percentage of services revenues was 76%

in 2001 and 82% for year ended December 31, 2000. This decrease reflects the productivity improvements that we have made in our implementation and training organizations.

Operating Expenses

        Sales and marketing.    Sales and marketing increased 30% to approximately $18.2 million for year ended December 31, 2001 from approximately $13.9 million in 2000. This increase was largely due to our continued investment in our sales and marketing infrastructure, both domestically and internationally. These investments included significant personnel and related expenses, recruiting fees, travel expenses, and related facility and equipment costs. In addition, we increased marketing activities, including trade shows, public relations, direct mail campaigns, and other promotional activities during this period. Sales and marketing expenses represented 28% of our total revenues in 2001 and 41% in 2000.

        Research and development.    Research and development expenses increased 17% to approximately $14.6 million in 2001 from approximately $12.5 million in 2000. This increase resulted from an increase in the number of internal and contract software developers and quality assurance personnel needed to support our product development and testing activities. Research and development expenses represented 22% of our total revenues in 2001 and 36% in 2000.

        General and administrative.    General and administrative expenses increased 53% to approximately $9.1 million in 2001 from approximately $5.9 million in 2000. This increase resulted from the addition of executive, finance, and administrative personnel to support the growth of our business. General and administrative expenses represented 14% of our total revenues in 2001 and 17% in 2000.

        Depreciation.    Depreciation expense increased 43% to approximately $3.2 million in 2001 from approximately $2.3 million in 2000. This increase resulted from the depreciation of fixed assets purchased to build the infrastructure needed to support the growth of our business. Depreciation expense represented 5% and 7% of our total revenues in 2001 and 2000, respectively.

        Amortization.    Amortization expense increased 233% to approximately $22.3 million in 2001 to approximately $6.7 million in 2000. This increase was due to the amortization of goodwill and intangible assets from the acquisition of Ford's global customs operations in July 2000 and the Speedchain acquisition in March 2001. Amortization expense represented 34% of our total revenues in 2001 and 19% in 2000. On January 1, 2002, we adopted the nonamortization approach under SFAS No. 142 for our goodwill.

        In-process research and development.    In 2001, we incurred a one-time IPR&D charge of approximately $6.9 million associated with the acquisition of Speedchain. We valued IPR&D acquired in the Speedchain acquisition consummated on March 29, 2001 at approximately $6.9 million based on an independent appraisal of the development project for which technological feasibility has not been established and no alternative future uses exist. The acquired IPR&D project was targeted at the supply chain event management and e-logistics market.

        Stock-based compensation.    We recorded deferred compensation of approximately $13.4 million for the year ended December 31, 2000 and approximately $6.4 million in the last six months of 1999. These amounts represent the aggregate difference between the exercise price and the fair value for accounting purposes of the underlying common stock at the date of grant. On March 29, 2001, $465,000 of deferred compensation was recorded in connection with the unvested stock options that were assumed in connection with the Speedchain acquisition. These amounts are included as a component of stockholders' equity and are being amortized on an accelerated basis over the applicable vesting period. For the years ended 2001 and 2000, we amortized approximately, $5.6 million and $10.2 million of deferred compensation, respectively.

        Other income (expenses), net.    Other income (expenses), net fluctuates based on the amount of cash balances available for investment, borrowings under our line of credit, interest and other expense related to our equipment borrowings and realized gains and losses on investments. Other income (expenses), net increased to approximately $2.9 million in 2001 from approximately $1.0 million in 2001. This increase reflects the interest and other income earned on our proceeds from our initial public offering completed in October 2000 currently maintained in short-term investments, offset by the additional interest and other expense on the equipment line of credit.

        Income taxes.    In 2001 and 2000, the tax provision was comprised of state and foreign taxes. No provision for federal income taxes has been recorded in 2001 or 2000 due to accumulated net operating losses. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.

Liquidity and Capital Resources

        We had cash and cash equivalents and short-term investments of $57.0 million as of December 31, 2002, a decrease of $16.8 million from $73.8 million as of December 31, 2001.

        In July 2002, we refinanced $3.9 million of outstanding debt under our former credit facility with a new facility from Comerica Bank. The term loan matures in June 2004 and bears interest at the bank's prime rate plus 50 basis points (4.75% as of December 31, 2002). The balance under the term loan was approximately $3.0 million as of December 31, 2002. We also obtained a secured revolving line of credit and an equipment line of credit with Comerica Bank. We may borrow up to $10 million under the revolving line of credit, with a $2.5 million sub-limit for the issuance of letters of credit. Advances under the revolving line of credit are limited to the lesser of $10 million or 80% of eligible accounts receivable, as defined in the loan agreement. The revolving line of credit bears interest at the bank's prime rate (4.25% as of December 31, 2002) and matures in July 2004. There was no outstanding balance under the revolving line of credit as of December 31, 2002.

        We may borrow up to $5 million under the equipment line of credit that bears interest at the bank's prime rate plus 50 basis points (4.75% as of December 31, 2002). The equipment line of credit has two interest-only payment periods and matures in July 2005. The balance under the equipment line of credit was zero as of December 31, 2002.

        The terms of the revolving line of credit and equipment line of credit require the Company to comply with certain financial covenants, including, restrictions and limitations on future indebtedness, sale of assets and material changes in our business. The financial covenants include a minimum modified quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.5 to 1.0. Under our most restrictive of the financial covenants our pro forma loss can not exceed $1.5 million for the three months ended September 30, 2002, and pro forma income cannot be less than $0 for the three months ended December 31, 2002 or quarterly thereafter. Through December 31, 2002, we were in compliance with the covenants of our credit facility and expect to be in compliance for the next 12 months.

        Pro forma income (loss) is defined in the loan agreement as net income, plus interest expense, taxes, non-cash charges (including depreciation, amortization, stock-based compensation, research and development related charges and one-time restructuring charges), and cash restructuring charges (not to exceed $5.0 million in the aggregate), less interest income and any one-time or non-recurring revenue.

        We have various capital leases due over 36-month to 48-month repayment periods and are collateralized by our intellectual property. As of December 31, 2002, the outstanding balance under these capital leases was approximately $92,000.

        As of December 31, 2002, we had a note outstanding of approximately $120,000 due to a third party. The Company repaid the loan in February 2003.

        We reimburse Ford for certain expenses incurred by Ford for the use of its facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology. We expect to pay approximately $685,000 in fees to Ford each month for reimbursement of these expenses. In 2002, 2001 and 2000, we reimbursed Ford approximately $5.7 million, $5.7 million and $1.7 million, respectively. These payments increased beginning in December 2002 when we assumed responsibility for managing Ford's operations in Europe. However, we expect payments to decrease in the future as we leverage our existing facilities and employees and deploy our own technology.

        Net cash used in operating activities totaled approximately $4.8 million in 2002 compared to $18.3 million in 2001. Net cash flows used in operating activities reflects the net losses of approximately $11.4 million and $45.8 million in 2002 and 2001, respectively, and were partially offset by non-cash expenses relating to stock-based compensation, depreciation and amortization, the provision for doubtful accounts and in-process research and development. In addition, the net cash used in operating activities increased in 2002 due to an increase in accounts receivable, partially offset by a decrease in accrued compensation and benefits.

        Net cash provided by investing activities was approximately $16.1 million and $6.4 million in 2002 and 2001, respectively. Our investing activities reflect our acquisitions, additions of property and equipment and sales of short-term investments. We anticipate that our capital expenditures will be relatively stable in the near term. We may also utilize our cash to acquire other companies.

        Net cash provided by financing activities was approximately $1.4 million and $3.2 million in 2002 and 2001, respectively. These financing cash flows primarily reflect the net proceeds from the exercise of employee stock options, issuance of common stock under the employee stock purchase plan and principal payments on our debt.

        We expect to pay approximately $2.1 million and $1.1 million on our term loan, note payable, and capital lease agreements in 2003 and 2004, respectively. We will fund these commitments through our current cash resources and our future cash flow from operations.

        We intend to continue investing in the expansion of our business, particularly in the areas of research and development and sales and marketing. Our future liquidity and capital requirements will depend on numerous factors, including:

  •
  The costs and timing of expansion of sales and marketing activities;

  •
  The costs and timing of expansion of our operating capabilities;

  •
  The costs and timing of product development efforts and the success of these development efforts;

  •
  The extent to which our existing and new products and services gain market acceptance;

  •
  The level and timing of revenues;

  •
  The costs involved in maintaining and enforcing our intellectual property rights; and

  •
  Available borrowings under line of credit and capital lease arrangements.

        Accordingly, until we become profitable, we expect our cash, cash equivalents, and short-term investments to continue to decline. In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies. We believe that our current cash resources will be sufficient to meet our working capital and capital requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

Recent Accounting Pronouncements

        In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on our financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on our financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

        In November 2002, the EITF reached a Consensus on EITF Issue No. 00-21, Revenue Arrangements With Multiple Deliverables, on when and how to allocate revenue on the sale of products and services delivered separately in a bundled sales arrangement. The Consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. However, companies may elect to apply the Consensus to existing arrangements as well and to record the income-statement impact of the change as a cumulative effect of a change in accounting principle. We are currently analyzing the impact of EITF No. 00-21 on our financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our consolidated financial statements.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        We develop solutions in the United States and market them in North America, and to a lesser extent, in Europe, Latin America, and the Asia-Pacific region. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With most of our sales being generated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

        We currently do not use financial instruments to hedge operating expenses of our foreign subsidiaries. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. Amounts outstanding under our term loan arrangement exposes us to interest rate risk if the prime rate increases. We had approximately $3.0 million in variable rate debt as of December 31, 2002. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. We do not hold or issue derivative securities, derivative commodity instruments, or other financial instruments for trading purposes. Therefore, no quantitative tabular disclosures are required.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements, and related notes thereto, of Vastera and the Reports of Independent Auditors are filed as part of this Form 10-K.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Vastera, Inc.:

We have audited the accompanying consolidated balance sheet of Vastera, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statement of operations, statement of changes in stockholders' equity (deficit), and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the accompanying financial statement Schedule II—Valuation and Qualifying Accounts for the year ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements of Vastera, Inc. and subsidiaries as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the restatement and the revision described in Note 2 to the consolidated financial statements, in their report dated January 23, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vastera, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed above, the consolidated financial statements of Vastera, Inc. and subsidiaries as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 2, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. Also as described in Note 2, the Company adopted EITF Topic D-103 as of January 1, 2002, which requires reimbursable travel expenses be classified as revenue, and the revenues and cost of revenues in the 2001 and 2000 financial statements have been restated to conform to the 2002 presentation. We audited the adjustments that were applied to restate the amounts relating to reportable segments reflected in the 2001 and 2000 consolidated financial statements and the adjustments that were applied, as a result of the adoption of EITF Topic D-103, to restate the revenues and costs of revenues in the 2001 and 2000 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. As described in Note 3, the 2001 and 2000 consolidated financial statements have also been revised to include the transitional disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the transitional disclosures for 2001 and 2000 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Vastera, Inc. and subsidiaries other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP KPMG LLP

McLean, Virginia
January 27, 2003

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

/s/ ARTHUR ANDERSEN LLP Arthur Andersen LLP

Vienna, Virginia
January 23, 2002

This is a copy of the report previously issued by Arthur Andersen LLP.
As discussed in Exhibit 23.2, this report has not been reissued by ArthurAndersen LLP.

VASTERA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$23,696	$10,982
Short-term investments	33,261	62,789
Accounts receivable, net of allowance for doubtful accounts of $948 and $632, respectively	18,409	14,294
Prepaid expenses and other current assets	2,535	2,485

Total current assets	77,901	90,550
Property and equipment, net	11,934	7,934
Intangible assets, net	9,098	7,242
Goodwill, net	65,657	57,294
Deposits and other assets	974	840

Total assets	$165,564	$163,860

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit and capital lease obligations, current	$2,150	$2,207
Accounts payable	4,277	3,167
Accrued expenses	6,937	5,313
Accrued compensation and benefits	1,543	4,588
Deferred revenue, current	9,446	6,936

Total current liabilities	24,353	22,211
Long-term liabilities:
Line of credit and capital lease obligations, net of current portion	1,078	2,344
Deferred revenue, net of current portion	2,476	1,487

Total liabilities	27,907	26,042

Commitments and contingencies (See Note 9)
Stockholders' equity:
Common stock, $0.01 par value; 100,000 shares authorized; 40,490 and 38,692 shares issued and outstanding, respectively	405	387
Additional paid-in capital	323,010	311,930
Accumulated other comprehensive income (loss)	(2,280)	240
Deferred compensation	(988)	(3,607)
Accumulated deficit	(182,490)	(171,132)

Total stockholders' equity	137,657	137,818

Total liabilities and stockholders' equity	$165,564	$163,860

The accompanying notes are an integral part of these consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Revenues:
Managed services revenues	$45,216	$32,765	$6,133
Software revenues	12,523	13,727	10,732
Services revenues	18,639	18,432	17,491

Total revenues	76,378	64,924	34,356

Cost of revenues:
Cost of managed services revenues (excluding stock-based compensation of $73, $161 and $250, respectively)	24,219	17,019	4,078
Cost of software revenues (excluding stock-based compensation of $13, $24 and $84, respectively)	2,533	2,406	1,353
Cost of services revenues (excluding stock-based compensation of $366, $788 and $1,426, respectively)	13,756	14,018	14,341

Operating expenses:
Sales and marketing (excluding stock-based compensation of $1,051, $2,257 and $4,077, respectively)	11,974	18,154	13,920
Research and development (excluding stock-based compensation of $255, $546 and $987, respectively)	13,189	14,583	12,482
General and administrative (excluding stock-based compensation of $861, $1,850 and $3,343, respectively)	9,608	9,053	5,923
Depreciation	4,643	3,239	2,262
Amortization	2,608	22,309	6,707
Restructuring	3,336	—	—
In-process research and development	—	6,901	—
Stock-based compensation	2,619	5,626	10,167

Total operating expenses	47,977	79,865	51,461

Loss from operations	(12,107)	(48,384)	(36,877)
Other income (expense):
Interest and other income	1,362	3,373	1,354
Interest and other expense	(440)	(436)	(298)

Total other income (expense)	922	2,937	1,056

Loss before income taxes	(11,185)	(45,447)	(35,821)
Income taxes	(173)	(306)	(8)

Net loss	$(11,358)	$(45,753)	$(35,829)
Dividends and accretion on redeemable convertible preferred stock	—	—	(35,877)

Net loss attributable to common stockholders	$(11,358)	$(45,753)	$(71,706)

Basic and diluted net loss per common share	$(0.28)	$(1.22)	$(4.90)

Weighted-average common shares outstanding	40,019	37,650	14,620

Pro forma basic and diluted net loss per common share			$(1.47)

Pro forma weighted-average common shares outstanding			24,441

The accompanying notes are an integral part of these consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

		Common Stock			Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)			Additional Paid-In Capital		Deferred Compensation	Accumulated Deficit
		Shares	Amount					Total
Balance, December 31, 1999		6,430	$64	$9,765	$(41)	$(6,043)	$(53,673)	$(49,928)
Net loss	(35,829)	—	—	—	—	—	(35,829)	(35,829)
Foreign currency translation adjustment	(136)	—	—	—	(136)	—	—	(136)
Net unrealized gain on investments	243	—	—	—	243	—	—	243

Comprehensive loss	$(35,722)

Dividend for beneficial conversion feature on preferred stock		—	—	—	—	—	(8,115)	(8,115)
Exercise of stock options		592	6	1,311	—	—	—	1,317
Exercise of warrants		555	6	988	—	—	—	994
Deferred stock compensation		—	—	13,051	—	(13,051)	—	—
Amortization of deferred stock compensation		—	—	—	—	10,167	—	10,167
Issuance of common stock in connection with acquisition		8,000	80	79,120	—	—	—	79,200
Issuance of common stock in initial public offering, net of expenses		6,900	69	86,075	—	—	—	86,144
Conversion of preferred stock		13,859	138	102,577	—	—	—	102,715
Dividends and accretion on redeemable convertible preferred stock		—	—	—	—	—	(27,762)	(27,762)

Balance, December 31, 2000		36,336	$363	$292,887	$66	$(8,927)	$(125,379)	$159,010

Net loss	(45,753)	—	—	—	—	—	(45,753)	(45,753)
Foreign currency translation adjustment	(70)	—	—	—	(70)	—	—	(70)
Net unrealized gain on investments	244	—	—	—	244	—	—	244

Comprehensive loss	$(45,579)

Exercise of stock options		1,142	12	3,066	—	—	—	3,078
Exercise of warrants		77	1	293	—	—	—	294
Deferred stock compensation		—	—	465	—	(465)	—	—
Amortization of deferred stock compensation, net of adjustments		—	—	(159)	—	5,785	—	5,626
Issuance of common stock in connection with acquisition		944	9	13,542	—	—	—	13,551
Issuance of common stock for employee stock purchase plan		193	2	1,836	—	—	—	1,838

Balance, December 31, 2001		38,692	$387	$311,930	$240	$(3,607)	$(171,132)	$137,818

Net loss	(11,358)	—	—	—	—	—	(11,358)	(11,358)
Foreign currency translation adjustment	(2,254)	—	—	—	(2,254)	—	—	(2,254)
Net unrealized loss on investments	(266)	—	—	—	(266)	—	—	(266)

Comprehensive loss	$(13,878)

Exercise of stock options		965	10	2,530	—	—	—	2,540
Amortization of deferred stock compensation		—	—	—	—	2,619	—	2,619
Issuance of common stock in connection with acquisition		473	4	7,000	—	—	—	7,004
Issuance of common stock for employee stock purchase plan		360	4	1,550	—	—	—	1,554

Balance, December 31, 2002		40,490	$405	$323,010	$(2,280)	$(988)	$(182,490)	$137,657

The accompanying notes are an integral part of these consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(11,358)	$(45,753)	$(35,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,619	5,626	10,167
Depreciation and amortization	7,251	25,548	8,969
Provision for allowance for doubtful accounts	604	1,079	450
In-process research and development	—	6,901	—
Amortization of revenue discount related to Ford contract	300	300	125
Amortization of revenue discount related to warrants issued to a customer	—	—	225
Changes in operating assets and liabilities:
Accounts receivable	(4,783)	(4,210)	(6,385)
Prepaid expenses and other current assets	(54)	(834)	(1,437)
Deposits and other assets	(460)	(312)	94
Accounts payable and accrued expenses	1,400	(1,707)	218
Accrued compensation and benefits	(3,020)	(484)	1,949
Deferred revenue	2,755	(4,450)	1,787

Net cash used in operating activities	(4,746)	(18,296)	(19,667)

Cash flows from investing activities:
Acquisitions of subsidiaries	(5,682)	—	—
Net sales (purchases) of short-term investments	29,262	8,433	(66,827)
Acquisition of property and equipment	(7,393)	(2,015)	(2,555)

Net cash provided by (used in) investing activities	16,187	6,418	(69,382)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock	—	—	16,974
Proceeds from the exercise of warrants	—	294	4,740
Net proceeds from issuance of common stock in initial public offering	—	—	86,144
Proceeds from the exercise of stock options and issuance of common stock for the employee stock purchase plan	4,094	4,916	1,317
Principal payments on long-term debt	(2,712)	(2,002)	(1,155)

Net cash provided by financing activities	1,382	3,208	108,020

Effect of foreign currency exchange rate changes on cash and cash equivalents	(109)	(41)	(239)

Net increase (decrease) in cash and cash equivalents	12,714	(8,711)	18,732
Cash and cash equivalents, beginning of year	10,982	19,693	961

Cash and cash equivalents, end of year	$23,696	$10,982	$19,693

The accompanying notes are an integral part of these consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company:

Nature of the Business

        Vastera, Inc. ("Vastera" or the "Company") is a leading provider of solutions for Global Trade Management and was incorporated in Virginia in November 1991 under the name Export Software International, Inc. The Company reincorporated in Delaware in July 1996 and changed its name to Vastera, Inc. in June 1997. The Company's offerings include a library of global trade content, web-native software solutions, trade management consulting, and managed services. Managed services range from management of a specific global trade function to providing complete management of a client's global trade operations. The Company has operations in the United States, Brazil, Canada, France, Germany, Ireland, Japan, Mexico, the Netherlands, Poland, Spain, and the United Kingdom.

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

Acquisitions

        In the first quarter of 2002, the Company acquired companies in Mexico, Canada, and Brazil. The shares of common stock issued by the Company were valued at the average of the closing prices for the three days before and the three days after the date each acquisition's definitive terms were finalized.

        On January 3, 2002, the Company entered into a definitive agreement to acquire Prisma Tecnologia Computacional, S.A. de C.V. ("Prisma") for approximately $5.3 million. Prisma is a provider of Global Trade Management solutions in Mexico. The Company consummated this transaction on February 1, 2002 and paid approximately $2.5 million in cash, issued approximately 150,000 shares of its common stock, valued at approximately $2.4 million and paid approximately $400,000 in transaction and issuance costs.

        On February 12, 2002, the Company acquired Imanet, an Ontario Corporation for approximately $2.5 million. Imanet is a provider of Global Trade Management solutions in Canada. The Company paid $850,000 in cash, issued approximately 90,000 shares of its common stock, valued at approximately $1.4 million and paid approximately $300,000 in transaction and issuance costs.

        On March 8, 2002, the Company acquired Bergen Informatica Ltda ("Bergen") for approximately $6.4 million. Bergen is a provider of Global Trade Management solutions in Brazil. The Company paid $2.4 million in cash, issued approximately 223,000 shares of its common stock, valued at approximately $3.1 million and incurred approximately $900,000 in transaction and issuance costs, including the issuance of 10,000 shares of common stock valued at approximately $71,000 to an investment advisor.

        The aggregate purchase price of the three 2002 acquisitions was determined as follows (in thousands):

Value
Fair value of common stock	$7,004
Cash consideration	5,682
Assumed liabilities	28
Transaction costs and other	1,525

Aggregate purchase price	$14,239

        The purchase price has been allocated as follows (in thousands):

Value
Current assets	$121
Property and equipment	205
Acquired technology and know-how	10,300
Acquired contracts	400
Goodwill	3,986
Deferred revenue	(773)

$14,239

        The amounts allocated to acquired technology and know how and acquired contracts are being amortized on a straight-line method over the estimated useful life of these assets, which are five years and one year, respectively.

        The following unaudited pro forma information (in thousands) has been prepared as if the 2002 acquisitions had occurred as of January 1, 2001.

	Pro Forma for the Year Ended December 31, 2002	Pro Forma for the Year Ended December 31, 2001
	(unaudited)	(unaudited)
Total revenues	$77,005	$69,715
Net loss	(11,677)	(48,704)
Pro forma basic and diluted loss per common share	(0.29)	(1.28)

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

        Under the terms of the acquisition agreement, the Company issued an aggregate of 944,485 shares of common stock in exchange for all of the outstanding preferred stock and common stock of Speedchain. The shares of common stock issued by the Company were valued at $14.00 per share, the average of the closing prices for the three days before and three days after March 1, 2001, the date the acquisition was announced. The Company also issued options to acquire approximately 24,000 shares of its common stock in exchange for the vested Speedchain stock options assumed in the business combination. The options were valued at approximately $328,000 using the Black-Scholes model assuming 128% volatility, a risk-free interest rate of 6.19%, and an expected life of three years. On March 29, 2001, the Company also issued options to acquire approximately 64,000 shares of its common stock in exchange for the unvested Speedchain stock options assumed in the business combination. Accordingly, the Company recorded $465,000 of deferred compensation that will be amortized on an accelerated basis over the remaining vesting period of these options. The aggregate purchase price was determined as follows (in thousands):

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

$18,812

        Prior to January 1, 2002, the amounts allocated to assembled workforce and goodwill were being amortized on a straight-line method over the estimated useful life of these assets, which are two years and four years, respectively. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", these intangible assets were no longer amortized after January 1, 2002.

        The Company valued IPR&D projects acquired in the acquisition at approximately $6.9 million, based upon the results of an independent appraisal of the development projects for which technological feasibility has not been established and no alternative future uses exist. The acquired IPR&D projects are targeted at the supply chain event management and e-logistics market.

        The value of the IPR&D projects identified was determined by estimating the future cash flows from each of the respective projects at the assumed date of commercial feasibility, discounting these net cash flows back to their present value and then applying a percentage of completion to the calculated present value. The percentage of completion for the projects were determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the projects completed as of March 29, 2001, as compared to the remaining research and development to be completed to bring the projects to technical feasibility. Speedchain's projects started in February 2000 and, as of March 29, 2001, the Company estimated the projects were approximately 70% complete.

        In connection with the Speedchain acquisition, the Company recognized approximately $550,000 in liabilities as the cost associated with closing redundant facilities and terminating certain employees. These activities resulted in the termination of the employment of eight employees in connection with the elimination of duplicative positions and the restructuring of certain operations. Approximately $300,000 of this accrual was paid out in 2001 and the remaining accrual was paid out in 2002.

        The following unaudited pro forma information (in thousands) has been prepared as if the acquisition of Speedchain had occurred as of January 1, 2000, excluding the one-time IPR&D charge of approximately $6.9 million.

	Pro Forma for the Year Ended December 31, 2001	Pro Forma for the Year Ended December 31, 2000
	(Unaudited)	(Unaudited)
Total revenues	$64,924	$34,356
Net loss	(41,679)	(79,540)
Pro forma basic and diluted loss per common share	(1.11)	(3.12)

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

	$80,055

        Goodwill and identifiable intangibles from the Ford acquisition were amortized on a straight-line basis over three to four years prior to January 1, 2002. On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill. As of January 1, 2002, the Company had unamortized goodwill of approximately $62.2 million. On January 1, 2002, the Company adopted the nonamortization approach under SFAS No. 142 for our goodwill.

        If the acquisition of Ford's global customs operations had occurred as of January 1, 2000, the pro forma effect would result in approximately a $464,000 (unaudited) increase to revenues and a $25,328,000 (unaudited) increase to total expenses for the years ended 2000. The pro forma basic and diluted loss per common share would increase by $(.58) (unaudited) in 2000. The unaudited pro forma results including the acquisition of Ford's global customs operations do not reflect the revenues that would have been earned under the Ford contract had the acquisition occurred as of January 1, 2000. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the periods presented or the future results of the combined operations.

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

Revenue Recognition

        The Company's revenues consist of managed services revenues, software revenues, and services revenues.

Managed Services Revenues

        Managed services revenues are derived from agreements that provide for transaction or services fees based on the performance of its managed services solutions. Managed services solutions include the processing of a client's customs entries and the classifying of clients' goods. Managed services transaction arrangements are often subject to annual or quarterly minimum transaction thresholds, and revenues are recognized based on the lower of the cumulative actual transactions processed during the period using a weighted-average transaction rate or the cumulative amounts billable. For those managed services transaction arrangements subject to annual minimums and the amount billable for interim periods is limited to the pro rata portion of the annual minimum, transactions processed in excess of the minimum in each period are not billable, and, therefore, revenue is not recognized until the end of the related period. Certain managed services arrangements are based upon a fixed services fee. Revenues associated with these arrangements are recognized ratably over the term of the arrangement and limited to the amounts billable. In addition, Vastera may receive annual gainsharing fees under certain managed services arrangements based on a percentage of the client's annual cost savings, as defined in the managed services arrangements. These fees are recognized when they become fixed and determinable.

Software Revenues

        Software revenues consist of term license revenues, perpetual software license revenues, and transaction-based revenues. The Company recognizes revenue from the sale of software products in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition."

        Term license revenues are derived from term software license arrangements in which the Company's clients license its software products and obtain the right to unspecified enhancements on a when-and-if-available basis and ongoing support and content update services. Content updates are significant and frequent. Revenues are recognized ratably over the contract term. Term license arrangements typically range from three to five years. To the extent the Company hosts the software for its customers, the hosting fee is recognized ratably over the contract period in conjunction with the recognition of the license fee.

        Perpetual software license revenues are derived from perpetual software license arrangements and related maintenance contracts. Maintenance contracts include the right to unspecified enhancements on a when-and-if available basis, ongoing support, and content update services. The content updates provided under maintenance arrangements are significant and frequent, and, as a result, revenues from perpetual software license sales are recognized ratably over the estimated economic life of the product. The Company has estimated that the life of the product is three years, which is consistent with the historical periods between major upgrades to the functionality and architecture of its products. Revenues from maintenance contracts are recognized ratably over the contract term, which is typically one year. To the extent the Company hosts the software for its customers, the hosting fee is recognized ratably over the contract period in conjunction with the recognition of the license fee.

        Transaction-based revenues are derived from arrangements that provide for transaction fees based on a client's usage of the Company's software products. Revenues from the usage of its software products are recognized as transactions occur.

        The Company recognizes revenues from arrangements with resellers beginning when the software product is sold to the end user. Annual transaction minimums not sold by the reseller to end customers are recognized as revenues upon the expiration of the annual minimum period.

Services Revenues

        Services revenues are derived from implementation, management consulting and training services. Services are performed on a time and materials basis or under fixed price arrangements. Revenues on time and materials contracts are recognized based on fixed billable rates for hours delivered, and revenues on fixed priced contracts and are recognized as the services are performed or using the percentage of completion method of accounting based on the ratio of costs incurred to total estimated costs to be incurred. Losses on arrangements are recognized when known.

        For multiple-element arrangements where the Company provides both software and services, the Company defers the service fee, based on vendor-specific objective evidence, and recognize the services as performed.

Deferred Revenues

        Deferred revenues include amounts billed to clients for revenues that have not been recognized and generally result from billed, but deferred term license revenues and services not yet performed. Deferred revenues are recognized on a monthly basis over the term of the agreement, the remaining economic life of the product, or when the services are performed.

Cost of Revenues

        Cost of revenues includes the cost of managed services revenues, the cost of software revenues, and the cost of services revenues.

        Cost of managed services revenues consist of the cost of salaries and related expenses for the Company's managed services organization and the amortization of capitalized internal use software costs related to the implementation and integration of the Company's trade management platform to the managed services operation.

        Cost of software revenues includes royalties owed to third parties for technology products integrated into the Company's software products, as well as the cost of salaries and related expenses for the technical support organization.

        Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting and training services provided to clients, as well as the cost of third parties contracted to provide either application consulting or implementation services to the Company's clients.

Internal Use Software

        In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes costs associated with the implementation and integration of its trade management platform to its managed services operations. The Company capitalized approximately $1.6 million of direct labor costs in 2002 related to the certain capitalizable tasks including the technical design, system configuration and testing phases of the integration process. These costs are amortized as costs of managed services revenues over three years and amortization commences upon the completion of the integration to the Vastera platform. Total amortization expense in 2002 was approximately $50,000. Net capitalized costs as of December 31, 2002 were approximately $1.5 million.

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds, commercial paper, government/federal notes and bonds, and certificates of deposit.

Fair Value of Financial Instruments

        SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from these disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts reported in the consolidated balance sheets approximate the fair value for cash and cash equivalents, investments, accounts receivable, accounts payable, the line of credit, and capital lease obligations.

Accounts Receivable

        As of December 31, 2002 and 2001, the Company had approximately $57,000 and $203,000, respectively, of unbilled revenue included in accounts receivable. Unbilled amounts primarily relate to services performed but not yet billed under fixed price services arrangements.

Investments

        The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company considers all of its investments to be available-for-sale. Investments consist of commercial paper and government/federal notes and bonds with maturities greater than 90 days. Investments are carried at fair market value.

        Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

        In 2002, 2001, and 2000 the Company recognized net unrealized (losses) gains on investments in debt securities of approximately $(266,000), $244,000, and $243,000, respectively, as a component of stockholders' equity.

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

        As of December 31, 2002 and 2001, Ford accounted for 16% and 32%, respectively, of total accounts receivable. Lucent Technologies accounted for 19% of total accounts receivable as of December 31, 2002 and another customer accounted for 13% of total accounts receivable as of December 31, 2001.

Prepaid Commissions

        The Company defers commissions paid to employees and recognizes the expense ratably over the term of the arrangement or in proportion to the recognition of the related revenue. Prepaid commissions are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Property and Equipment

        Property and equipment is carried at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Assets acquired under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the leases.

Goodwill and Intangible Assets

        Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

        In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1,

2002. In connection with the adoption of SFAS No. 142, the Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. In the second step, the Company would be required to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill would be determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation would be the implied fair value of the reporting unit goodwill. To the extent the implied fair value of this reporting unit exceeded its carrying amount, the Company would be required to recognize an impairment loss. The Company performed the steps in connection with the adoption of SFAS No. 142 in the first quarter of 2002 and for the annual assessment in the fourth quarter of 2002. The second step was not required in either assessment as the Company's fair value of the reporting units exceeded the carrying value.

        Prior to the January 1, 2002, goodwill was amortized on a straight-line basis over its expected economic life, generally four or five years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through the undiscounted future operating cash flows of the acquired operation.

        On January 1, 2002, in accordance with SFAS No. 141, the Company reclassified its assembled workforce intangible assets to goodwill. Prior to January 1, 2002, assembled workforce intangibles were amortized on a straight-line basis over two or three years. The value assigned to the assembled workforce in the acquisition of Ford's global customs operation was allocated to each country in which the Company acquired Ford's global customs operations, based upon the number of employees in that country. The related amortization was recorded over three years from the date the Company assumed Ford's customs operations in that country.

        All other intangible assets are amortized on a straight-line basis over its expected economic life, generally one to five years. The value assigned to the Ford contract in connection with the Ford acquisition is being amortized as a discount to revenue over the minimum term of the contract.

Long-Lived Assets

        SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's financial statements.

        In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

        Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

        Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Research and Development

        Research and development costs are expensed as incurred. Research and development costs were approximately $13.2 million, $14.6 million and $12.5 million in 2002, 2001 and 2000, respectively.

Stock Options

        The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Plans. No options granted during the years ended December 31, 2002 and 2001 were granted with exercise prices that were less than fair value. Of the options granted during 2000, approximately 3,357,000 options were granted with exercise prices that were less than fair value. For 2000, the weighted-average fair value of these options was $1.13 and the weighted-average exercise price was $6.43. Accordingly, deferred compensation cost of approximately $13,051,000, net of adjustments for terminated employees, was recorded for the year ended 2000 for options granted below fair market value based on the deemed intrinsic value of the stock option at the date of the grant. The deferred compensation is recognized over the vesting period of the related options using an accelerated method. In 2002, 2001 and 2000, the Company recognized compensation expense of approximately $2,619,000, $5,626,000 and $10,167,000, respectively.

        Had compensation expense for the Company's 1996 Plan, 2000 Plan and Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

	Years ended December 31,
	2002	2001	2000
Net loss applicable to common stockholders, as reported	$(11,358)	$(45,753)	$(71,706)
Net loss, pro forma	(23,438)	(56,816)	(74,226)
Net loss per common share, as reported	(0.28)	(1.22)	(4.90)
Pro forma net loss per common share	(0.59)	(1.51)	(5.08)

        For purposes of the SFAS No. 123 disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the years ended December 31, 2002, 2001 and 2000:

	Years ended December 31,
	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	118%	86%	128%	*
Average risk-free interest rate-2000 Plan	3.06%	4.09%	6.19%
Average risk-free interest rate-Employee Stock Purchase Plan	1.06%	4.09%	n/a
Expected term—2000 Plan	3 years	3 years	4 years
Expected term—Employee Stock Purchase Plan	6 months	6 months	n/a

* Effective since the Company's initial public offering

Income Taxes

        Deferred taxes are provided utilizing the asset and liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes," whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Loss Per Common Share

        Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2002, 2001 and 2000, options to purchase approximately 4,776,000, 7,533,000, and 6,731,000 shares of common stock were outstanding, respectively; as of December 31, 2000, warrants to purchase approximately 80,000 shares of common stock were outstanding; and as of December 31, 1999, approximately 6,085,000 shares of redeemable convertible preferred stock that were convertible into approximately 10,327,000 shares of common stock were outstanding. Due to the anti-dilutive effect of the options, warrants and redeemable convertible preferred stock, they have been excluded from on the calculation of weighted-average shares for diluted earnings per share. As a result, the basic and diluted loss per share amounts are identical.

        Unaudited pro forma loss per common share is computed using the pro forma weighted-average number of common shares outstanding for the period. Pro forma weighted-average common shares include the assumed conversion of all outstanding convertible preferred stock into common stock as of the beginning of the periods presented.

Foreign Currency Translation

        The Company's functional currency in all foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains, and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive loss in stockholders' equity. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. The Company incurred a loss included in comprehensive income (loss) in the accompanying consolidated financial statements of approximately $2,254,000, $70,000, and $136,000 from translation of its foreign subsidiary's assets and liabilities into U.S. dollars in 2002, 2001 and 2000, respectively. There were no material gains and losses from foreign currency exchange transactions for the same periods.

Comprehensive Income (Loss)

        As of December 31, 2002, 2001 and 2000 accumulated other comprehensive income (loss) includes unrealized gains and losses on investments and foreign currency translation adjustments. As of December 31, 2002, accumulated net unrealized gains on available for sale investments was approximately $180,000 and accumulated foreign currency translation adjustment was a loss of approximately $2.5 million.

Reclassifications and Revisions

        Effective January 1, 2002, FASB's EITF Topic D-103 requires that reimbursed travel expenses be classified as revenue. Consequently, revenues in 2002, 2001, and 2000 include travel expenses of approximately $1.6 million, $2.0 million and $1.4 million, respectively. All prior periods have been reclassified to conform to the 2002 presentation.

        During the first quarter of 2002, the Company revised its management reporting process to enable managed services revenues and costs of managed services to be tracked and managed separately. Accordingly, the Company began reporting revenues and costs of revenues from its managed services operations separately from its software and services operations. All prior periods have been reclassified to conform to the 2002 presentation.

        As a result of the adoption of FASB No. 142 as of January 1, 2002, the Company has added the transitional disclosures required by FASB No. 142 to the 2001 and 2000 financial statements.

Recent Accounting Pronouncements

        In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

        In November 2002, the EITF reached a Consensus on EITF Issue No. 00-21, Revenue Arrangements With Multiple Deliverables, on when and how to allocate revenue on the sale of products and services delivered separately in a bundled sales arrangement. The Consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. However, companies may elect to apply the Consensus to existing arrangements as well and to record the income-statement impact of the change as a cumulative effect of a change in accounting principle. The Company is currently analyzing the impact of EITF No. 00- on its financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

3.    Property and Equipment, Intangible Assets and Goodwill:

        Property and equipment consists of the following (in thousands):

	December 31,
	2002	2001
Computer equipment	$10,749	$6,997
Software	7,474	3,702
Furniture and equipment	4,740	4,007
Leasehold improvements	1,473	1,433

	24,436	16,139
Less — Accumulated depreciation	(12,502)	(8,205)

Property and equipment, net	$11,934	$7,934

        Depreciation expense in 2002, 2001, and 2000 was approximately $4.6 million, $3.2 million, and $2.3 million, respectively.

        Intangible assets consist of the following (in thousands):

	December 31,
	2002	2001
Acquired technology and know-how	$11,332	$2,300
Customer contracts	1,665	1,200
Assembled workforce	—	6,800

	12,997	10,300
Less — Accumulated amortization	(3,899)	(3,058)

Intangible assets, net	$9,098	$7,242

        Amortization of intangible assets in 2002, 2001, and 2000 was approximately $2.6 million, $2.0 million, and $392,000, respectively. In the aggregate, amortization for future periods is expected to be approximately $2.6 million, $2.4 million, $1.8 million, $1.8 million and $495,000 for the years ending December 31, 2003,2004, 2005, 2006 and 2007, respectively.

        Goodwill is as follows (in thousands):

	December 31,
	2002	2001
Goodwill	$94,214	$83,963
Less — Accumulated amortization	(28,557)	(26,669)

Intangible assets, net	65,657	$57,294

        On January 1, 2002, in accordance with SFAS No. 141, the Company reclassified its assembled workforce intangible assets to goodwill and adopted the nonamortization approach under SFAS No. 142 for goodwill. In the aggregate, amortization of goodwill, prior to the adoption of SFAS 142, in 2001 and 2000 was approximately $20.3 million, and $6.3 million, respectively.

        The results for prior years have not been restated to reflect the nonamortization approach adopted for goodwill. A reconciliation of previously reported net loss and net loss per share in 2001 and 2000 to the amounts adjusted for the exclusion of goodwill amortization net of the related tax effects, including a comparison of net loss and net loss per share in 2002, is as follows (in thousands):

	For the Years Ended December 31,
	2002	2001	2000
Reported net loss attributable to common stockholders	$(11,358)	$(45,753)	$(71,706)
Goodwill amortization, net of tax	—	20,302	6,315

Adjusted net loss	$(11,358)	$(25,451)	$(65,391)

Basic and diluted net loss per share as reported	$(0.28)	$(1.22)	$(4.90)
Goodwill amortization, net of tax	—	0.54	0.43

Adjusted basic and diluted net loss per share	$(0.28)	$(0.68)	$(4.47)

Weighted average common shares	40,019	37,650	14,620

4.    Long-Term Debt:

Lines of Credit

        In July 2002, the Company refinanced $3.9 million of outstanding debt under its former credit facility with a new facility from Comerica Bank. The term loan matures in June 2004 and bears interest at the bank's prime rate plus 50 basis points (4.75% as of December 31, 2002). The balance under the term loan was approximately $3.0 million as of December 31, 2002. The Company also obtained a secured revolving line of credit (Line of Credit) and an equipment line of credit (Equipment Line of Credit) with Comerica Bank. The Company may borrow up to $10 million under the Line of Credit, with a $2.5 million sub-limit for the issuance of letters of credit. Advances under the Line of Credit are limited to the lesser of $10 million or 80% of eligible accounts receivable, as defined in the loan agreement. The Line of Credit bears interest at the bank's prime rate (4.25% as of December 31, 2002). The Line of Credit matures in July 2004. There was no outstanding balance under the Line of Credit as of December 31, 2002.

        The Company may borrow up to $5 million under the Equipment Line of Credit that bears interest at the bank's prime rate plus 50 basis points (4.75% as of December 31, 2002). The Equipment Line of Credit has two interest-only payment periods and matures in July 2005. The balance under the Equipment Line of Credit was zero as of December 31, 2002.

        The terms of the Line of Credit and Equipment Line of Credit require the Company to comply with certain financial covenants, including, restrictions and limitations on future indebtedness, sale of assets and material changes in our business. The financial covenants include a minimum modified quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.5 to 1.0. Under the most restrictive of the financial covenants, the Company's pro forma loss cannot exceed $1.5 million for the three months ended September 30, 2002, and pro forma income cannot be less than $0 for the three months ended December 31, 2002 or quarterly thereafter. Through December 31, 2002, the Company was in compliance with the covenants of our credit facility.

        Pro forma income (loss) is defined in the loan agreement as net income, plus interest expense, taxes, non-cash charges (including depreciation, amortization, stock-based compensation, research and development related charges and one-time restructuring charges), and cash restructuring charges (not to exceed $5.0 million in the aggregate), less interest income and any one-time or non-recurring revenue.

        Prior to the July 2002 refinancing, the Company had a secured revolving line of credit (Former Line of Credit) and an equipment line of credit (Former Equipment Line of Credit) with PNC Bank. As of December 31, 2001, the outstanding balance under the Former Equipment Line of Credit was approximately $4.2 million, and there were no amounts outstanding under the Former Line of Credit. As amended in May 2001, the Company could borrow up to $10 million under the Former Line of Credit, with a $2.5 million sub-limit for the issuance of letters of credit. Advances under the Former Line of Credit were limited to the lesser of $10 million or 80% of eligible accounts receivable, as defined in the loan agreement. The Former Line of Credit interest was the greater of the bank's prime rate or the overnight federal funds rate. The Former Line of Credit matured in May 2002. The Company could borrow up to $6,439,649 under the Former Equipment Line of Credit, which bore interest at the bank's prime rate plus 50 basis points.

Capital Lease Obligations and Other

        The Company leases office equipment under various non-cancelable capital leases. Amounts borrowed under the equipment leasing arrangement are due over 36- to 48-month repayment periods and are collateralized by the Company's intellectual property.

        As of December 31, 2002 and 2001, capital lease obligations outstanding were approximately $92,000 and $309,000, respectively. Property and equipment includes approximately $2,076,000 and $1,972,000 of equipment under capital lease arrangements at December 31, 2002 and 2001, respectively. Related accumulated depreciation was approximately $2,014,000 and $1,964,000 at December 31, 2002 and 2001, respectively.

        As of December 31, 2002, the Company had a note payable outstanding of approximately $120,000 due to a third party issued in connection with a 2002 acquisition. The Company repaid the loan in February of 2003. Interest accrued monthly at an annual rate of approximately 6.5%.

        Future minimum payments under the Company's term loan, note payable and capital lease arrangements at December 31, 2002, are as follows (in thousands):

2003	$2,154
2004	1,078

Total minimum payments	3,232
Less — amounts representing interest	(4)

Present value of net minimum payments	3,228
Less — current obligations	(2,150)

Long-term debt	$1,078

5.    Redeemable Convertible Preferred Stock:

        In October 2000, the Company consummated its initial public offering and as a result, all outstanding shares of redeemable convertible preferred stock (Preferred Stock) automatically converted into shares of common stock.

        On February 4, 2000 and February 29, 2000, pursuant to a stock purchase agreement with new and existing investors, the Company issued approximately 1,569,000 shares of preferred Stock for approximately $16,999,000. The Company recorded a beneficial conversion feature of approximately $8,115,000 as a dividend in the first quarter of 2000 to reflect the difference between the underlying convertible price per share of common stock and the estimated fair market value of the common stock on the date of issuance. The Company paid approximately $25,000 in issuance costs, which has been reflected as a reduction in the proceeds from the sale of Preferred Stock.

Warrants

        In May 2000, several existing investors exercised warrants to purchase approximately 658,000 shares of Preferred Stock, for approximately $2,534,000. In September 2000, several existing investors exercised warrants to purchase approximately 589,000 shares of Preferred Stock for a purchase price of approximately $2,206,000. Several investors exercised their warrants on a cashless basis and accordingly, the number of shares purchased was reduced, as defined in the respective stock purchase agreements.

        In March 2001 and August 2001, two existing investors exercised warrants to purchase approximately 68,000 and 12,000 shares of common stock, respectively, for an aggregate purchase price of approximately $294,000. One investor exercised their warrants on a cashless basis and accordingly, the number of shares purchased was reduced, as defined in the respective stock purchase agreements. As of December 31, 2002 and 2001, there were no outstanding warrants to purchase the Company's common stock.

Dividends and Accretion

        Holders of Series A, Series B, Series C, Series C-1, Series D, Series D-1, and Series E Preferred Stock were entitled to cumulative dividends at the rate per annum of $0.40, $0.53, $0.30, $0.39, $0.39, $0.52 and $0.86 per share, respectively.

        The Company recorded periodic accretion under the effective interest method on the Preferred Stock to recognize the excess of the redemption price over the carrying value through October 3, 2000, the date on which all shares of redeemable convertible preferred stock were converted to common shares in connection with the Company's initial public offering.

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

        Dividends may be declared and paid on common stock shares at the discretion of the Company's Board of Directors. No common stock dividends have been declared or paid as of December 31, 2002 and 2001.

Stock Option Plans

1996 Stock Option Plan

        On July 26, 1996, the Company adopted a Stock Option Plan (the "1996 Plan") in order to provide an incentive to eligible participants. The 1996 Plan provides for grants of incentive stock options, nonqualified stock options, and stock awards to employees, directors, consultants, and advisors. The total number of shares reserved and available for grant under the 1996 Plan was approximately 8,250,000.

2000 Stock Incentive Plan

        On April 4, 2000, the Company adopted a 2000 Stock Incentive Plan (the "2000 Plan") to replace the 1996 Plan, effective upon the completion of the Company's initial public offering. As of December 31, 2002, approximately 19,375,000 shares of common stock were authorized for issuance under the 2000 Plan, which includes the shares reserved for issuance under the 1996 Plan. The 2000 Plan provides for grants of options to purchase common stock and issuance of shares of common stock to employees, directors, consultants, and advisors.

        For incentive stock options, the exercise price may not be less than the determined fair market value at the date of grant. For nonqualified stock options, the exercise price shall be at least equal to 85% of the fair market value of the shares at the date of grant. Stock options granted under the 1996 Plan and 2000 Plan (together, the "Plans") vest over a four to six-year period and expire ten years after the grant date. Approximately 11,776,000 and 9,403,000 options were available for future grant under the 2000 Plan as of December 31, 2002 and December 31, 2001, respectively.

        The following table summarizes activity for the stock options granted under the Plans for the three years ended December 31, 2002 (in thousands, except per share data).

	Number of Options	Range of Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 1999	4,728	$1.00 – $ 4.00	$2.40

Granted	3,447	4.00 – 20.38	6.63
Exercised	(592)	1.00 – 6.67	2.23
Forfeited	(852)	1.00 – 10.00	2.76

Options outstanding at December 31, 2000	6,731	$1.00 – $20.38	$4.52

Granted	2,463	7.38 – 18.50	12.02
Exercised	(1,142)	1.00 – 12.06	2.70
Forfeited	(519)	1.00 – 18.50	6.83

Options outstanding at December 31, 2001	7,533	$1.00 – $20.38	$6.95

Granted	3,032	1.94 – 16.60	9.49
Exercised	(965)	1.00 – 12.06	2.63
Forfeited	(4,814)	1.00 – 20.38	11.23

Options outstanding at December 31, 2002	4,776	$1.00 – $18.00	$5.08

        The weighted-average fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $6.85, $6.80 and $1.88, respectively.

        As of December 31, 2002, options to purchase approximately 2,524,000 shares of common stock were exercisable with a weighted-average per share exercise price of $4.79. The weighted-average remaining contractual life and weighted-average exercise price per share of options outstanding and options exercisable at December 31, 2002, for selected exercise price ranges are as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$ 1.00 – $ 2.00	382	5.2	$1.00	371	$0.99
2.01 – 4.00	2,396	7.0	3.23	1,275	3.51
4.01 – 6.00	970	7.1	5.36	373	5.32
6.01 – 8.00	392	7.7	6.96	183	6.94
8.01 – 10.00	181	5.7	9.61	126	9.63
10.01 – 12.00	121	7.7	11.44	51	11.51
12.01 – 14.00	61	8.5	12.96	14	12.62
14.01 – 16.00	257	7.6	15.21	124	15.22
16.01 – 18.00	16	8.1	16.55	7	16.67

$ 1.00 – $20.38	4,776	7.0	$5.08	2,524	$4.79

Stock Option Cancellation

        In September 2002, the Company offered each employee an opportunity to cancel certain stock options (the "Options Trade-In") in exchange for the right to receive a future stock option grant for the same number of shares six months and one day from the date of cancellation with a strike price equal to the market price on the new grant date. Options to purchase approximately 3,750,000 shares were cancelled pursuant to the Options Trade-In.

Employee Stock Purchase Plan

        On April 4, 2000, the Company adopted an Employee Stock Purchase Plan (the "ESPP Plan") to be effective upon the completion of its initial public offering. As of December 31, 2002, approximately 1,850,000 shares of common stock were authorized for issuance under the ESPP Plan. Employees who work more than 20 hours a week for more than five calendar months per year are eligible to participate in the ESPP Plan. A participant may contribute up to 10% of his or her salary. Shares of common stock will be purchased semi-annually at a price per share equal to the lower of 85% of the fair market value on the participants date of entry into the offering period or 85% of the fair market value on the semi-annual purchase date. In 2002 and 2001, eligible employees purchased approximately 360,000 and 193,000 shares, respectively for an aggregate purchase price of approximately $1.5 million and $1.8 million, respectively.

7.    Restructuring:

        The Company recorded approximately $2.0 million and $1.6 million of restructuring costs, respectively, during the second and third quarter of 2002. The Company reduced the restructuring reserve during the fourth quarter of 2002 by approximately $274,000 based on differences between actual costs incurred compared to our original estimates. Costs associated with the termination of employees totaled approximately $1.1 million. Costs associated with the closing of redundant facilities, the cancellation of certain contracts, and other non-personnel related actions totaled approximately $2.2 million. The Company paid approximately $300,000, $750,000 and $794,000 of restructuring costs in the second, third and fourth quarters of 2002, respectively and wrote off property and equipment of approximately $220,000. The Company expects to pay out the remainder of the restructuring reserve in 2003 and 2004. The balance of the restructuring reserve was $1.3 million as of December 31, 2002.

8.    Income Taxes:

        In 2002, 2001 and 2000, the tax provision was comprised of a state and foreign taxes. No provision for federal income taxes has been recorded for 2002, 2001 or 2000, due to accumulated net operating losses. The Company has recorded a valuation allowance for the full amount of its net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.

        Deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2002	2001
Depreciation and amortization	$(522)	$(478)
Allowance for doubtful accounts	352	240
Deferred revenue	1,907	661
Goodwill	5,543	7,083
Acquired intangibles	(1,273)	—
Accrued expenses	169	—
Accrual to cash adjustment	—	(47)
Net operating loss carryforwards	31,194	28,267
Prepaid expenses and other	—	(436)
Research and development credit	2,132	1,441

	39,502	36,731
Valuation allowance	(39,502)	(36,731)

Net deferred tax asset (liability)	$—	$—

        Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance on the net deferred tax asset is required. Such factors include the lack of a significant history of profits, recent increases in expense levels to support the Company's growth, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carry-back capacity to realize deferred tax assets, and the uncertainty regarding market acceptance of new versions of the Company's software.

        As of December 31, 2002, the Company had approximately $67.8 million of federal net operating losses, which will be carried forward to offset future taxable income, subject to ownership change limitations. As of December 31, 2002, $9.1 million of the net operating loss carryforwards are attributable to tax deductions related to the exercise of stock options and the remainder are attributable to operating activities. Federal net operating loss carryforwards may be used to offset up to 90% of the Company's alternative minimum taxable income. Alternative minimum taxes are allowed as a credit carryover against regular tax in the future in the event the regular tax exceeds alternative minimum tax expense. As of December 31, 2002, the Company had research and development tax credit carryforwards of approximately $2.1 million. As of December 31, 2002, the Company also had approximately $16.1 million of foreign net operating losses, which may be carried forward to offset future taxable income. The net operating loss and research and development tax credit carryforwards will begin to expire in 2011. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership have occurred, and as a result, the Company's future utilization of these net operating carry-forwards that the Company has accumulated prior to the change in ownership will be subject to a limitation per year.

        In 2001 and 2000, the tax provision differed from the expected tax benefit, computed by applying the U.S. Federal statutory rate of 35% to the loss before income taxes, principally due to the effect of increases in the valuation allowance. For 2002, the difference between the reported amount of income tax expense and the amount of income tax expense that would result from applying the US federal tax rate of 35% is summarized as follows (in thousands):

	For the Year Ended December 31, 2002
US Federal statutory rate	35.0%
State taxes, net of federal benefit	6.8%
Nondeductible expenses	(9.5%	)
Tax credits	3.6%
Change in valuation allowance	(33.3%	)

Provision for income taxes	(1.6%	)

9.    Commitments and Contingencies:

Operating Leases

        The Company leases various equipment and office space under operating lease agreements expiring at various dates through 2007. In addition to base rent, the Company is responsible for certain taxes, utilities, and maintenance costs.

        Future minimum lease payments under noncancelable operating leases as of December 31, 2002 are as follows (in thousands):

2003	3,457
2004	2,331
2005	2,134
2006	2,133
2007 and thereafter	1,314

$11,369

        Total rental expense in 2002, 2001 and 2000, was approximately $3,297,000, $2,884,000 and $1,441,000, respectively.

License Agreements

        The Company has a license agreement with a third party in which the Company can sublicense this third party's software in exchange for a royalty of $350,000 in 2000 and 6% of its software revenue containing this software, as defined by the license agreement, from June 30, 2001 through June 20, 2006.

        The Company has a license agreement with another third party in which the Company can sublicense this third party's software for an initial fee of $95,000 and maintenance and technical support fees of approximately $25,000 per year. This license agreement expires on December 31, 2005.

Litigation

        The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company.

        On March 14, 2001, Expeditors International of Washington, Inc. and Expeditors Tradewin, L.L.C. (collectively "Expeditors") filed suit against us in the United States District Court for the Eastern District of Michigan, Southern Division primarily alleging that the Company misappropriated certain of Expeditors' trade secrets in connection with our acquisition of Ford's customs operations, by utilizing systems and business processes that Expeditors assisted in developing for Ford and through our employee hiring practices. In connection with our acquisition of Ford's customs operations, Ford agreed to indemnify us for intellectual property infringement claims and Ford is currently indemnifying us in connection with this litigation.

        On April 16, 2002, the Court granted in part and denied in part our motion to dismiss this case. Specifically, the Court dismissed Expeditors' claims of common law misappropriation of confidential information on the grounds that such claims were preempted by the Michigan Uniform Trade Secrets Act. The Court preserved Expeditors remaining claims, as dismissal was deemed to be premature as of the date of the Court's ruling.

10.    Employee Benefit Plan:

        The Company sponsors a 401(k) profit sharing plan to provide retirement and incidental benefits for its employees (the "401(k) Plan"). As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. The Company may make discretionary contributions to the 401(k) Plan. The Company contributed cash contributions of approximately $975,000, $1.3 million and $669,000 to the 401(k) Plan in 2002, 2001 and 2000, respectively.

11.    Segment Information:

        The Company has three reportable operating segments: managed services, software, and services. The managed services segment generates revenues from managed services transaction arrangements. The software segment generates revenues from term license, perpetual license, and transaction license agreements of its Global Trade Management solutions. The services segment generates revenues by charging its customers for implementation, management consulting and training services.

        Prior to 2002, the Company had two reportable segments. During the first quarter of 2002, the Company revised its management reporting process to enable managed services revenues and costs of managed services to be tracked and managed separately. Accordingly, the Company began reporting revenues and costs of revenues from its managed services operations separately from its software and services operations. All prior periods have been reclassified to conform to the current period's segment presentation.

        The Company evaluates its segments' performance based on revenues and gross profit. The Company's unallocated costs include corporate and other costs not allocated to the segments for management's reporting purposes.

        The following table summarizes the Company's three segments (in thousands):

	Years Ended December 31,
	2002	2001	2000
Revenues:
Managed services	$45,216	$32,765	$6,133
Software	12,523	13,727	10,732
Services	18,639	18,432	17,491

Total revenues	76,378	64,924	34,356

Gross profit:
Managed services	20,997	15,746	2,055
Software	9,990	11,321	9,379
Services	4,883	4,414	3,150

Gross profit	35,870	31,481	14,584

Net loss:
Unallocated expense	(48,129)	(80,145)	(51,461)
Interest income	1,362	3,373	1,354
Interest expense	(461)	(462)	(306)

Net loss	$(11,358)	$(45,753)	$(35,829)

        Under SFAS No. 131, the Company is required to provide enterprise-wide disclosures about long-lived assets by geographic area, and revenues from significant customers.

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

	Years Ended December 31,
	2002	2001	2000
United States	$61,782	$52,644	$32,507
Other North America	8,362	6,580	365
Europe	2,044	506	1,484
Other international locations	4,190	5,194	—

Total revenues	$76,378	$64,924	$34,356

        The Company's tangible long-lived assets were located as follows (in thousands):

	December 31,
	2002	2001
United States	$10,729	$7,108
Other North America	839	316
Europe	278	510
Other international operations	88	—

Total long-lived assets	$11,934	$7,934

Significant Customers

        In 2002, 2001 and 2000, Ford accounted for 30%, 35%, and 17% of total revenues, respectively. In 2002, Lucent Technologies accounted for 11% of total revenues. In 2002, 2001, and 2000, the Company derived approximately 59%, 67% and 38%, respectively, of total revenues from its top five customers.

12.    Transactions with Ford Motor Company:

        On August 29, 2000, the Company acquired Ford's global customs operations and merged Ford's global customs operations into its managed services operations. Ford received 8,000,000 shares of our common stock valued at approximately $79.2 million in consideration at the time of the transaction. As of December 31, 2002, Ford owned 8,000,000 shares or approximately 19.8% of the Company.

        In August 2000, the Company also entered into a managed services agreement under which Vastera manages Ford's global trade operations. In January 2001 and March 2001, the Company entered into a managed services agreements with Ford Mexico and Ford Canada, respectively. In November 2002, the Company entered into a managed services agreement with Ford Europe to manage operations in the United Kingdom, Spain, Belgium, and Germany. The agreements with Ford have initially had minimum terms of four years and each may continue for a total of ten years.

        In December of 2001, the Company recognized approximately $2.4 million in revenue under the Company's Ford global managed services agreement related to cumulative transactions in excess of the annual minimum billable for the year. In December 2001, the Company permitted Ford U.S. to carry forward a portion of the transactions processed for Ford U.S. in 2001 in excess of the contractual minimum to be applied to transactions processed in the first quarter of 2002 that were less than the contractual minimum.

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

        In July 2002, the Company further amended its agreement with Ford U.S. to provide for billing Ford at a fixed annual rate of $11.8 million for the remaining life of the agreement, beginning

January 1, 2003. By amending the agreement in this manner, the Company no longer bills Ford on a per transaction processed basis, but instead bill Ford at a fixed annual rate. In connection with this amendment, the Company and Ford agreed that it would bill Ford $4.9 million ratably over the remainder of 2002.

        In 2002, 2001 and 2000 Ford Motor Company accounted for 30%, 35% and 17% of total revenues, respectively. As of December 31, 2002 and 2001, Ford owed the Company approximately $3.0 million and $4.5 million, or 16% and 32%, of the Company's total accounts receivable, respectively.

        The Company reimburses Ford for expenses incurred by Ford for the use of its facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology. In 2002, 2001 and 2000, the Company paid Ford approximately $5.7 million, $5.7 million and $1.7 million, respectively. These payments increased beginning in December 2002 when the Company assumed responsibility for managing Ford's operations in Europe. However, the Company expects payments to decrease in the future as the Company leverages its existing facilities and employees and deploys its own technology.

13.    Supplemental Cash Flow Information:

        Cash paid for interest was $477,000, 407,000 and $317,000 in 2002, 2001 and 2000, respectively. Noncash activities were as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Assets acquired under capitalized lease obligations and equipment line of credit	$1,243	$2,933	$2,062
Refinancing of equipment line of credit to term loan	3,853	—	—
Dividends and accretion on redeemable convertible preferred stock	—	—	35,877
Issuance of common stock and stock options in acquisitions	7,004	13,551	79,200
Deferred compensation in connection with stock options issued to employees in acquisition	—	465	—
Assumed liabilities, deferred revenue, transaction costs and other, net of tangible assets acquired in acquisition	2,000	5,166	855

14.    Quarterly Results of Operations (Unaudited)

        The following tables set forth unaudited quarterly results for the eight fiscal quarters ended December 31, 2002.

	Three Months Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001
	(in thousands, unaudited)
Consolidated Statement of Operations Data:
Revenues:
Managed services revenues	$12,281	$10,961	$11,044	$10,930	$11,586	$7,684	$7,256	$6,239
Software revenues	2,928	2,967	3,109	3,519	3,351	4,533	3,180	2,663
Services revenues	4,520	5,328	4,185	4,606	4,586	5,175	4,503	4,168

Total revenues	19,729	19,256	18,338	19,055	19,523	17,392	14,939	13,070
Cost of revenues:
Cost of managed services revenues	6,895	6,536	5,411	5,377	5,353	4,453	3,889	3,324
Cost of software revenues	662	668	667	536	615	657	626	508
Cost of services revenues	3,330	3,758	3,291	3,377	3,596	3,875	3,303	3,244

Operating expenses:
Sales and marketing	2,704	2,627	3,256	3,387	4,349	4,893	4,593	4,319
Research and development	2,646	3,102	3,493	3,948	3,625	3,667	3,757	3,534
General and administrative	2,123	2,623	2,308	2,554	2,342	2,317	2,351	2,043
Depreciation	1,290	1,289	1,094	970	888	849	789	713
Amortization	698	717	740	453	5,812	5,710	5,812	4,975
Restructuring	(274)	1,634	1,976	—	—	—	—	—
In-process research and development	—	—	—	—	—	—	—	6,901
Stock-based compensation	472	585	710	852	942	1,421	1,587	1,676

Total operating expenses	9,659	12,577	13,577	12,164	17,958	18,857	18,889	24,161

Loss from operations	(817)	(4,283)	(4,608)	(2,399)	(7,999)	(10,450)	(11,768)	(18,167)
Other income (expense)	197	192	228	305	447	594	959	937

Loss before income taxes	(620)	(4,091)	(4,380)	(2,094)	(7,552)	(9,856)	(10,809)	(17,230)
Income taxes	112	(103)	(91)	(91)	(59)	(89)	(108)	(50)

Net loss applicable to common stockholders	$(508)	$(4,194)	$(4,471)	$(2,185)	$(7,611)	$(9,945)	$(10,917)	$(17,280)

Basic and diluted net loss per common share	$(0.01)	$(0.10)	$(0.11)	$(0.06)	$(0.20)	$(0.26)	$(0.29)	$(0.47)

Weighted-average common shares outstanding	40,408	40,246	40,124	39,282	38,419	38,060	37,695	36,422

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On May 9, 2002, our Audit Committee terminated the engagement of Arthur Andersen LLP as our independent auditors. The reports of Arthur Andersen LLP on our financial statements for 2001 and 2000 contained no adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits performed by Arthur Andersen LLP for 2001 and 2000 and during the period from January 1, 2002 through May 9, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement(s) in its reports. We provided a copy of the above disclosures to Arthur Andersen LLP and requested that Arthur Andersen LLP furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the above statements. A copy of such letter, dated May 13, 2002 was filed as appendix 16.1 to a Form 8-K filed on May 14, 2002. Effective May 10, 2002, we retained KPMG LLP as our independent public accountants. During 2001 and 2000 and during the period from January 1, 2002 through May 9, 2002, neither we nor anyone acting on our behalf consulted with KPMG LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of the audit opinion that might be rendered on our financial statements, nor did we (or anyone acting on our behalf) consult with KPMG LLP regarding any other matter that was the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Item 304 of Regulation S-K).

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding directors and executive officers required by Item 10 is incorporated by reference herein from the information set forth in "Proposal No. 1: Election of Directors" and the "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of our definitive proxy statement to be filed in connection with our annual stockholders' meeting to be held on May 14, 2003.

ITEM 11.    EXECUTIVE COMPENSATION

        The information regarding executive compensation required by Item 11 is incorporated by reference herein from the information set forth in the "Executive Compensation and Related Information" section of our definitive proxy statement to be filed in connection with our annual stockholders' meeting to be held on May 14, 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information regarding security ownership of certain beneficial owners and management required by Item 12 is incorporated by reference herein from the information set forth in the "Principal Stockholders" section of our definitive proxy statement to be filed in connection with our annual stockholders' meeting to be held on May 14, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information regarding certain relationships and related transactions required by Item 13 is incorporated by reference herein from the information set forth in the "Certain Transactions" section of our definitive proxy statement to be filed in connection with our annual stockholders' meeting to be held on May 14, 2003.

ITEM 14.    CONTROLS AND PROCEDURES

  (a)
  Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

  (b)
  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including no corrective actions with regard to significant deficiencies or material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

  (a)(1) Financial Statements

        The information required by this Item is included in Item 8 of Part II of this Form 10-K.

  (a)(2) Financial Statement Schedules

        The following financial statement schedule of Vastera for each of the years ended December 31, 2002, 2001 and 2000 should be read in conjunction with the consolidated financial statements, and related notes thereto, of Vastera.

Schedule I—Report of Independent Public Accountants	74
Schedule II—Valuation and Qualifying Accounts	75

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

  (b) Reports on Form 8-K

        Vastera filed no reports on Form 8-K in the quarter ended December 31, 2002.

VASTERA, INC.

SCHEDULE I—REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vastera, Inc.:

        We have audited in accordance with auditing standards generally accepted in the United States, the 2001 and 2000 consolidated financial statements of Vastera, Inc. included in this Form 10-K and have issued our report thereon dated January 23, 2002. Our audit was made for the purpose of forming an opinion on the 2001 and 2000 consolidated financial statements taken as a whole. The schedule listed in Item No. 14 of this Form 10-K is the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the 2001 and 2000 consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the 2001 and 2000 consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the 2001 and 2000 consolidated financial statements taken as a whole.

                      ARTHUR ANDERSEN LLP

Vienna, Virginia
January 23, 2002

This is a copy of the report previously issued by Arthur Andersen LLP.
As discussed in Exhibit 23.2, this report has not been reissued by Arthur Andersen LLP

VASTERA, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2002, 2001 and 2000

(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Expense	Write-offs of Doubtful Accounts	Balance at End of Year
Allowance for Doubtful Accounts:
December 31, 2002	$632	$604	$(288)	$948
December 31, 2001	665	1,079	(1,112)	632
December 31, 2000	589	450	(374)	665

CERTIFICATIONS

I, Mark J. Ferrer, certify that:

1.
I have reviewed this annual report on Form 10-K of Vastera, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 17, 2003
/s/ MARK J. FERRER Mark J. Ferrer President and Chief Executive Officer

I, Maria Henry, certify that:

1.
I have reviewed this annual report on Form 10-K of Vastera, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 17, 2003
/s/ MARIA HENRY Maria Henry Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Dulles, Virginia on March    , 2003.

VASTERA, INC.
By:	/s/ MARIA HENRY Maria Henry, Chief Financial Officer (Principal Financial Officer)
By:	/s/ KEVIN M. BOYCE Kevin M. Boyce, Director of Finance, Corporate Controller (Principal Accounting Officer)

        Power of Attorney.    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Maria Henry and Kevin Boyce, individually, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARK J. FERRER Mark J. Ferrer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2003
/s/ MARIA HENRY Maria Henry	Chief Financial Officer (Principal Financial Officer)	March 17, 2003
/s/ KEVIN M. BOYCE Kevin M. Boyce	Director of Finance, Corporate Controller (Principal Accounting Officer)	March 17, 2003
/s/ ARJUN RISHI Arjun Rishi	Director, Chairman of the Board	March 17, 2003

/s/ RICHARD A. LEFEBVRE Richard A. Lefebvre	Director	March 17, 2003
/s/ RICHARD H. KIMBALL Richard H. Kimball	Director	March 17, 2003
/s/ WALTER ARZONETTI Walter Arzonetti	Director	March 17, 2003
/s/ TIMOTHY DAVENPORT Timothy Davenport	Director	March 17, 2003
/s/ NICOLAS C. NIERENBERG Nicolas C. Nierenberg	Director	March 17, 2003

EXHIBIT INDEX

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (1)
4.1	Specimen common stock certificate. (1)
4.2	Third Amended and Restated Investor's Rights Agreement, as amended, dated August 29, 2000. (2)
10.1	Value-Added Reseller License and Services Agreement with Forte Software, Inc., as amended, dated July 19, 1996. (1)
10.2	Lease Agreement with RHI Holdings, Inc., dated August 20, 1996, as amended, for property located at 45025 Aviation Drive, Dulles, Virginia. (1)
10.3	Lease Agreement with Pratt Land, LLC, dated December 13, 1993, for property located at 1375 Ken Pratt Blvd., Longmont, Colorado. (1)
10.4	Lease with Axon Solutions Limited for property located at 188 High Street, Egham, Surrey. (1)
10.5	Form of Indemnification Agreement between Vastera, Inc. and members of its board of directors. (1)
10.6	1996 Stock Option Plan, as amended. (1)
10.7	Form of Stock Option Agreement for 1996 Plan. (1)
10.8	2000 Employee Stock Purchase Plan. (1)
10.9	2000 Stock Option/Stock Issuance Plan. (1)
10.10	Form of Stock Option Agreement for 2000 Stock Option/Stock Issuance Plan. (1)
10.11	IBM/OEM Software Agreement with IBM dated March 13, 2000. (1)
10.12	Loan and Security Agreement with Comerica Bank-California date July 30, 2002 (4)
10.15	Global Trade Services Agreement with Ford Motor Company dated July 14, 2000. (1)(3)
10.16	Stock Transfer Agreement with Ford Motor Company dated July 14, 2000. (1)(3)
10.17	License Agreement with Ford Motor Company dated July 14, 2000. (1)
10.18	Salaried Employee Secondment Agreement with Ford Motor Company dated July 14, 2000. (1)(3)
10.19	Employee Transfer Agreement with Ford Motor Company dated July 14, 2000. (1)(3)
10.20	Guaranties with Ford Motor Company dated July 14, 2000. (1)
21.1	List of Subsidiaries. (4)
23.1	Consent of KPMG LLP. (4)
23.2	Statement regarding the absence of the consent of Arthur Andersen LLP (4)
24.1	Power of Attorney (contained in the signature pages to this Form 10-K).

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer, dated March 17, 2003. (4)
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated March 17, 2003. (4)

(1)
Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 333-34142, as amended.

(2)
Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 333-55772.

(3)
Confidential treatment previously granted as to portions of this exhibit.

(4)
Filed herewith.