Form 10-Q
period 2003-03-31
VASTERA INC
filed 2003-05-12
CIK 1075056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

As of May 7, 2003 there were 40,824,656 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VASTERA, INC.

PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1:                                  Financial Statements

VASTERA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,295	$23,696
Short-term investments	28,240	33,261
Accounts receivable, net of allowance for doubtful accounts of $1,040 and $948, respectively	18,991	18,409
Prepaid expenses and other current assets	2,643	2,535
Total current assets	77,169	77,901
Property and equipment, net	12,604	11,934
Intangible assets, net	8,597	9,098
Goodwill	65,657	65,657
Deposits and other assets	1,561	974

Total assets	$165,588	$165,564

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit and capital lease obligations, current	$2,632	$2,150
Accounts payable	2,857	4,277
Accrued expenses	7,172	6,937
Accrued compensation and benefits	1,448	1,543
Deferred revenue, current	10,095	9,446
Total current liabilities	24,204	24,353
Long-term liabilities:
Line of credit and capital lease obligations, net of current portion	1,458	1,078
Deferred revenue, net of current portion	2,143	2,476
Total liabilities	27,805	27,907
Commitments and contingencies (See Note 6)

Stockholders’ equity:
Common stock, $0.01 par value; 100,000 shares authorized; 40,621 and 40,490 shares issued and outstanding, respectively	406	405
Additional paid-in capital	323,289	323,010
Accumulated other comprehensive loss	(1,926)	(2,280)
Deferred compensation	(618)	(988)
Accumulated deficit	(183,368)	(182,490)

Total stockholders’ equity	137,783	137,657
Total liabilities and stockholders’ equity	$165,588	$165,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2003	2002

Revenues:
Managed services revenues	$13,615	$10,930
Software revenues	2,731	3,519
Services revenues	4,598	4,606

Total revenues	20,944	19,055

Cost of revenues:
Cost of managed services revenues	7,436	5,377
Cost of software revenues	682	536
Cost of services revenues	3,369	3,377

Operating expenses:
Sales and marketing	2,244	3,387
Research and development	3,037	3,948
General and administrative	2,740	2,554
Depreciation	1,301	970
Amortization	680	453
Stock-based compensation	370	852

Total operating expenses	10,372	12,164

Loss from operations	(915)	(2,399)

Other income, net	188	305

Loss before income taxes	(727)	(2,094)

Income taxes	(151)	(91)

Net loss attributable to common stockholders	$(878)	$(2,185)

Basic and diluted net loss per common share	$(0.02)	$(0.06)

Weighted-average common shares outstanding	40,600	39,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(878)	$(2,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	370	852
Depreciation and amortization	1,981	1,423
Provision for allowance for doubtful accounts	96	11
Amortization of revenue discount related to Ford contract	75	75
Amortization of capitalized internal-use software costs	123	—
Changes in operating assets and liabilities:
Accounts receivable	(606)	1,155
Prepaid expenses and other current assets	(105)	(66)
Deposits and other assets	(540)	(7)
Accounts payable and accrued expenses	(1,267)	(2,766)
Accrued compensation and benefits	(94)	(2,083)
Deferred revenue	285	2,201
Net cash used in operating activities	(560)	(1,390)

Cash flows from investing activities:
Acquisition of subsidiaries	—	(5,682)
Net sales of short-term investments	5,068	7,422
Acquisition of property and equipment	(1,157)	(2,544)
Net cash provided by (used) in investing activities	3,911	(804)

Cash flows from financing activities:
Proceeds from the exercise of stock options	280	1,809
Principal payments on long-term debt	(670)	(595)
Proceeds from equipment line of credit	614	—
Net cash provided by financing activities	224	1,214
Effect of foreign currency exchange rate changes on cash and cash equivalents	24	(60)
Net increase (decrease) in cash and cash equivalents	3,599	(1,040)
Cash and cash equivalents, beginning of period	23,696	10,982
Cash and cash equivalents, end of period	$27,295	$9,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation and Nature of Business:

The accompanying unaudited condensed consolidated financial statements of Vastera, Inc. and its subsidiaries (“Vastera” the “Company,” “we,” or “us”) have been prepared on the same basis as audited financial statements and include all adjustments, including all normal recurring adjustments that are necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2003. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s (the “SEC”) rules and regulations. The Company’s interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, as filed with the SEC with the Company’s Annual Report on Form 10-K and other reports filed with the SEC.

Vastera is a leading provider of solutions for Global Trade Management and was incorporated in Virginia in November 1991 under the name Export Software International, Inc. The Company reincorporated in Delaware in July 1996 and changed its name to Vastera, Inc. in June 1997. The Company’s offerings include a library of global trade content, web-based software solutions, trade management consulting, and managed services. Managed services range in nature from management of a specific global trade function to providing complete management of a client’s global trade operations. The Company has operations in the United States, Belgium, Brazil, Canada, France, Germany, Ireland, Japan, Mexico, the Netherlands, Poland, Spain, and the United Kingdom.

The Company’s operations are subject to certain risks and uncertainties, including among others, uncertainties relating to product development, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, the potential loss of significant customers, dependence on key management personnel, limited protection of intellectual property and proprietary rights, uncertainty of future profitability, exposure to risks related to conducting business internationally and possible fluctuations in financial results.

2.                                      Summary of Significant Accounting Policies:

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are most susceptible to change are the Company’s estimates of collections of accounts receivable and the estimated lives and the realization of its intangible assets.

Revenue Recognition

The Company’s revenues consist of managed services revenues, software revenues and services revenues.

Managed Services Revenues

Managed services revenues are derived from agreements that provide for transaction or services fees based on the performance of the Company’s managed services solutions. Managed services solutions include the processing of a client’s customs entries and the classifying of a clients’ goods. Managed services transaction arrangements are often subject to annual or quarterly minimum transaction thresholds, and revenues are recognized based on the lower of the cumulative actual transactions processed during the period using a weighted-average transaction rate or the cumulative amounts billable. For those managed services transaction arrangements subject to annual minimums and for those arrangements where the amount billable for interim periods is limited to the pro rata portion of the annual minimum, transactions processed in excess of the minimum in each period are not billable, and, therefore, revenue is not recognized until the end of the related year. Certain managed services arrangements are based upon a fixed services fee. Revenues associated with these arrangements are recognized ratably over the term of the arrangement and limited to the amounts billable. In addition, Vastera may receive annual gainsharing fees under certain managed services arrangements based on a percentage of the client’s annual cost savings, as defined in the managed services arrangements. These fees are recognized when they become fixed and determinable.

Software Revenues

Software revenues consist of term license revenues, perpetual software license revenues, and transaction-based revenues. The Company recognizes revenue from the sale of software products in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.”

Term license revenues are derived from term software license arrangements in which the Company’s clients license its software products and obtain the right to unspecified enhancements on a when-and-if-available basis and ongoing support and content update services. Content updates are significant and frequent. Revenues are recognized ratably over the contract term. Term license arrangements typically range from three to five years. To the extent the Company hosts the software for its customers, the hosting fee is recognized ratably over the contract period in conjunction with the recognition of the license fee.

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

The Company recognizes revenues from arrangements with resellers beginning when the software product is sold to the end user. Any annual transaction minimums required of the reseller but not sold by the reseller to end customers are recognized as revenues upon the expiration of the annual minimum period.

Services Revenues

Services revenues are derived from implementation, management consulting and training services. Services are performed on a time and materials basis or under fixed price arrangements. Revenues on time and materials contracts are recognized based on fixed billable rates for hours delivered, and revenues on fixed priced contracts are recognized as the services are performed or using the percentage of completion method of accounting based on the ratio of costs incurred to total estimated costs to be incurred. Losses on arrangements are recognized when known.

For multiple-element arrangements where the Company provides both software and services, the Company defers the service fee, based on vendor-specific objective evidence, and recognizes the services as performed.

Deferred Revenues

Deferred revenues include amounts paid by clients for revenues that have not been recognized and generally result from billed, but deferred term and perpetual license revenues and services not yet performed. Deferred revenues are recognized on a monthly basis over the term of the agreement, the remaining economic life of the product, or when the services are performed.

Cost of Revenues

Cost of revenues includes the cost of managed services revenues, the cost of software revenues, and the cost of services revenues.

Cost of managed services revenues consist of the cost of salaries and related expenses for the Company’s managed services organization and the amortization of capitalized internal use software costs related to the implementation and integration of the Company’s trade management platform to the managed services operation.

Cost of software revenues includes royalties owed to third parties for technology products integrated into the Company’s software products, as well as the cost of salaries and related expenses for the technical support organization.

Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting and training services provided to clients, as well as the cost of third parties contracted to provide either application consulting or implementation services to the Company’s clients.

Internal Use Software

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes costs associated with the implementation and integration of its trade management platform to its managed services operations, related to certain capitalizable tasks including the technical design, system configuration and testing phases of the integration process. The Company capitalized approximately $191,000 and $350,000 in the first quarters of 2003 and 2002, respectively. These costs are amortized as costs of managed services revenues over three years, and amortization commences upon the completion of the integration to the Vastera platform. The Company began amortizing these costs in the fourth quarter of 2002. Total amortization expense in the first quarter of 2003 was approximately $123,000.  Net capitalized costs on the balance sheets as of March 31, 2003 and December 31, 2002 were approximately $1.6 million and $1.5 million, respectively.

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

As of March 31, 2003 and December 31, 2002, Ford Motor Company accounted for 22% and 16%, respectively, of total accounts receivable. Lucent Technologies accounted for 14% and 19% of total accounts receivable as of March 31, 2003 and December 31, 2002, respectively.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted net loss per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2003 and December 31, 2002, options to purchase approximately 4,513,000 and 4,776,000 shares of common stock were outstanding, respectively. Due to the anti-dilutive effect of the options, they have been excluded from the calculation of weighted-average shares for diluted earnings per share.  As a result, the basic and diluted loss per share amounts are identical.

Comprehensive Income (Loss)

As of March 31, 2003 and December 31, 2002, accumulated other comprehensive income (loss) includes unrealized gains and losses on investments and foreign currency translation adjustments. As of March 31, 2003, accumulated net unrealized gains on investments available for sale was approximately $227,000 and the accumulated foreign currency translation adjustment was a loss of approximately $2.2 million.

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

On January 1, 2002, in accordance with SFAS No. 141, the Company reclassified its assembled workforce intangible assets to goodwill. Prior to January 1, 2002, assembled workforce intangibles were amortized on a straight-line basis over two or three years. The value assigned to the assembled workforce in the acquisition of Ford’s global customs operation was allocated to each country in which the Company acquired Ford’s global customs operations, based upon the number of employees in that country. The related amortization was recorded over three years from the date the Company assumed Ford’s customs operations in that country.

All other intangible assets are amortized on a straight-line basis over their expected economic life, generally one to five years. The value assigned to the Ford contract in connection with the Ford acquisition is being amortized as a discount to revenue over the minimum term of the contract.

Stock Options

The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans.  Under the intrinsic-value method prescribed in APB No. 25, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceed the exercise price.  No options granted during the quarters ended March 31, 2003 and 2002 were granted with exercise prices that were less than the current market price.    Had compensation expense for the Company’s 1996 Plan, 2000 Plan and Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

	Three Months Ended March 31,
	2003	2002
Net loss applicable to common stockholders, as reported	$(878)	$(2,185)
Add: stock-based compensation included in net loss, net of tax	370	852
Deduct: stock-based compensation determined under the fair value method for all awards, net of tax	(2,074)	(5,041)
Pro forma net loss	$(2,582)	$(6,374)
Pro forma net loss per share	$(0.06)	$(0.16)

Income Taxes

Deferred taxes are provided utilizing the asset and liability method as prescribed by SFAS No. 109, “Accounting for Income Taxes,” whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

For the quarters ended March 31, 2003 and 2002, the tax provision was comprised of a state and foreign taxes. No provision for federal income taxes has been recorded the quarters ended March 31, 2003 and 2002, due to accumulated net operating losses. The Company has recorded a valuation allowance for the full amount of its net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.

Recent Accounting Pronouncements

In November 2002, the EITF reached a Consensus on EITF Issue No. 00-21, Revenue Arrangements With Multiple Deliverables, as to when and how to allocate revenue from the sale of products and services delivered separately in a bundled sales arrangement. The Consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies, however, may elect to apply the Consensus to existing arrangements as well and to record the income-statement impact of the change as a cumulative effect of a change in accounting principle. The Company is currently analyzing the impact of EITF No. 00-21on its financial statements.

3.                                      Restructuring

The Company recorded approximately $2.0 million and $1.6 million of restructuring costs, respectively, during the second and third quarters of 2002. The Company reduced its restructuring reserve during the fourth quarter of 2002 by approximately $274,000, based on differences between actual costs incurred compared to its original estimates. Costs associated with the termination of employees totaled approximately $1.1 million. Costs associated with the closing of redundant facilities, the cancellation of certain contracts, and other non-personnel related actions totaled approximately $2.2 million.   The balance of the restructuring reserve was approximately $1.3 million as of December 31, 2002.  The Company paid approximately $430,000 of these costs in the first quarter of 2003.  The balance of the restructuring reserve was approximately $900,000 as of March 31, 2003.  The Company expects to pay out the remainder of the restructuring reserve in 2003 and 2004.

4.                                      Acquisitions

In the first quarter of 2002, the Company acquired companies in Mexico, Canada, and Brazil. The shares of common stock issued by the Company in connection with each of these acquisitions were valued at the average of the closing prices for the three days before and the three days after the date each acquisition’s definitive terms were finalized.

On January 3, 2002, the Company entered into a definitive agreement to acquire Prisma Tecnologia Computacional, S.A. de C.V. (“Prisma”) for approximately $5.3 million. Prisma was a provider of Global Trade Management solutions in Mexico. The Company consummated this transaction on February 1, 2002 and paid approximately $2.5 million in cash, issued approximately 150,000 shares of its common stock, valued at approximately $2.4 million, and paid approximately $400,000 in transaction and issuance costs.

On February 12, 2002, the Company acquired Imanet, an Ontario corporation for approximately $2.5 million. Imanet was a provider of Global Trade Management solutions in Canada. The Company paid $850,000 in cash, issued approximately 90,000 shares of its common stock, valued at approximately $1.4 million, and paid approximately $300,000 in transaction and issuance costs.

On March 8, 2002, the Company acquired Bergen Informatica Ltda (“Bergen”) for approximately $6.4 million. Bergen was a provider of Global Trade Management solutions in Brazil. The Company paid $2.4 million in cash, issued approximately 223,000 shares of its common stock, valued at approximately $3.1 million, and incurred approximately $900,000 in transaction and issuance costs, including the issuance of 10,000 shares of common stock valued at approximately $71,000 to an investment advisor.

The following unaudited pro forma information has been prepared as if the 2002 acquisitions had occurred as of January 1, 2001(in thousands, except per share data).

	Pro Forma for the Three Months Ended March 31, 2002	Pro Forma for the Year Ended December 31, 2001
	(unaudited)	(unaudited)
Total revenues	$19,682	$69,715
Net loss	(2,505)	(48,704)
Pro forma basic and diluted loss per common share	(0.06)	(1.28)

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the periods presented or the future results of the combined operations.

5.                                      Long-Term Debt:

Line of Credit

In July 2002, the Company refinanced $3.9 million of outstanding debt under its former credit facility with a new facility from Comerica Bank. The term loan matures in June 2004 and bears interest at the bank’s prime rate plus 50 basis points (5.25% as of March 31, 2003). The balance outstanding under the term loan was approximately $2.5 million as of March 31, 2003. The Company also obtained a secured revolving line of credit (“Line of Credit”) and an equipment line of credit (“Equipment Line of Credit”) with Comerica Bank.

The Company may borrow up to $10 million under the Line of Credit, with a $2.5 million sub-limit for the issuance of letters of credit. Advances under the Line of Credit are limited to the lesser of $10 million or 80% of eligible accounts receivable, as defined in the loan agreement. The Line of Credit bears interest at the bank’s prime rate  (4.75% as of March 31, 2003). The Line of Credit matures in July 2004. There was no outstanding balance under the Line of Credit as of March 31, 2003.

The Company may borrow up to $5 million under the Equipment Line of Credit that bears interest at the bank’s prime rate plus 50 basis points (5.25% as of March 31, 2003). The Equipment Line of Credit has two interest-only payment periods and matures in July 2005.  In the first quarter of 2003, the Company borrowed approximately $614,000 against the Equipment Line of Credit.  The outstanding balance under the Equipment Line of Credit was approximately $593,000 as of March 31, 2003.

The terms of the Line of Credit and Equipment Line of Credit require the Company to comply with certain financial covenants, including, restrictions and limitations on future indebtedness, sales of assets and material changes in the business. The financial covenants include a minimum modified quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.5 to 1.0. Under the most restrictive of the financial covenants, the Company’s pro forma income cannot be less than $0 for the three months ended March 31, 2003 or quarterly thereafter. Through March 31, 2003, the Company was in compliance with these covenants.

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

Capital Lease Obligations

In March 2003, the Company obtained a new equipment leasing arrangement with a vendor for approximately $886,000.  Amounts borrowed are payable over 36 months.  Total capital lease obligations outstanding as of March 31, 2003, were approximately $921,000.

6.                                      Commitments and Contingencies:

The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a materially adverse effect upon the financial condition or future operating results of the Company.

On March 14, 2001, Expeditors International of Washington, Inc. and Expeditors Tradewin, L.L.C. (collectively “Expeditors”) filed suit against the Company in the United States District Court for the Eastern District of Michigan, Southern Division primarily alleging that the Company misappropriated certain of Expeditors’ trade secrets in connection with its acquisition of Ford’s customs operations, by utilizing systems and business processes that Expeditors assisted in developing for Ford and through its employee hiring practices. Trial in this matter is scheduled to commence in August 2003. In connection with its acquisition of Ford’s customs operations, Ford agreed to indemnify the Company for intellectual property infringement claims, and Ford is currently indemnifying the Company in connection with this litigation.

In certain of its software license arrangements, the Company has agreed to indemnify customers for damages, if any, they might incur as a result of a claim brought against for intellectual property infringement.  The Company is unable to estimate the maximum exposure of such indemnifications due to the inherent uncertainty and the varying nature of the contractual terms.

7.                                      Segment Information:

The Company has three reportable operating segments: managed services, software, and services. The managed services segment generates revenues from managed services transaction and service arrangements. The software segment generates revenues from term license, perpetual license, and transaction license agreements of its Global Trade Management solutions. The services segment generates revenues by charging its customers for implementation, management consulting and training services.

The Company evaluates the performance of each segment based on revenues and gross profit. The Company’s unallocated costs include corporate and other costs not allocated to the segments for management’s reporting purposes.

The following table summarizes the Company’s three segments (in thousands):

	Three Months Ended March 31,
	2003	2002
	(unaudited)	(unaudited)
Revenues:
Managed services	$13,615	$10,930
Software	2,731	3,519
Services	4,598	4,606
Total revenues	20,944	19,055

Gross Profit:
Managed services	6,179	5,553
Software	2,049	2,983
Services	1,229	1,229
Gross profit	9,457	9,765

Net loss:
Unallocated expense	(10,372)	(12,164)
Interest and other income	229	417
Interest expense	(41)	(112)
Income tax	(151)	(91)
Net loss	$(878)	$(2,185)

Geographic Information

The Company sells its products and services through its offices in the United States, Brazil, Canada, Mexico, Germany, Japan and the United Kingdom. Information regarding revenues and long-lived assets attributable to the United States and to all foreign countries is stated below. The geographic classification of product and services revenues was based upon the location of the customer. Vastera’s product and services revenues were generated in the following geographic regions (in thousands):

	Three Months Ended March 31, 2003,
	2003	2002
	(unaudited)	(unaudited)
United States	$15,937	$15,979
Other North America	2,097	2,067
Europe	1,776	204
Other international locations	1,134	805
Total revenues	$20,944	$19,055

The Company’s tangible long-lived assets were located as follows (in thousands):

	March 31, 2003	December 31, 2002
	(unaudited)
United States	$11,392	$10,729
Other North America	866	839
Europe	252	278
Other international locations	94	88
Total long-lived assets	$12,604	$11,934

Significant Customers

For the quarters ended March 31, 2003 and 2002, Ford accounted for 30% and 37% of total revenues, respectively.    For the quarter ended March 31, 2003, Lucent Technologies accounted for 15% of total revenues.   There were no other customers that accounted for greater than 10% of the Company’s revenues for the quarters ended March 31, 2003 and 2002. For the quarters ended March 31, 2003 and 2002, the Company derived approximately 66% and 62%, respectively, of total revenues from its top five customers.

8.                                      Transactions with Ford Motor Company:

On August 29, 2000, the Company acquired Ford’s global customs operations and merged Ford’s global customs operations into its managed services operations. Ford received 8,000,000 shares of the Company’s common stock valued at approximately $79.2 million in consideration at the time of the transaction. As of March 31, 2003, Ford owned 8,000,000 shares, or approximately 19.7% of the Company’s common stock.

In August 2000, the Company also entered into a managed services agreement under which Vastera manages Ford’s global trade operations. In January 2001 and March 2001, the Company entered into a managed services agreements with Ford Mexico and Ford Canada, respectively. In November 2002, the Company entered into a managed services agreement with Ford Europe to manage Ford’s global trade operations in the United Kingdom, Spain, Belgium, and Germany. The agreements with Ford initially had minimum terms of four years, and each may continue for a total of ten years.

In February 2002, the Company amended its agreement with Ford U.S. to provide for quarterly minimum transaction levels in lieu of annual minimum transaction levels. By amending the agreement in this manner, the Company was able to bill Ford on a quarterly basis for the transactions processed in excess of the minimum levels. In connection with the amendment, the Company agreed to reduce Ford’s U.S. aggregate annual minimum revenue guarantee from $11.6 million to $11.0 million. For the quarter ended March 31, 2002, the Company derived approximately $1.5 million in revenues related to transactions in excess of the quarterly minimum.

In July 2002, the Company further amended its agreement with Ford U.S. to provide for billing Ford at a fixed annual rate of $11.8 million for the remaining life of the agreement, beginning January 1, 2003. By amending the agreement in this manner, the Company bills Ford a fixed annual service fee instead of on a per transaction processed basis. In connection with this amendment, the Company and Ford agreed that the Company would bill Ford $4.9 million ratably over the remainder of 2002.

For the quarters ended March 31, 2003 and 2002, Ford Motor Company accounted for 30% and 37% of total revenues, respectively. As of March 31, 2003 and 2002, Ford owed the Company approximately $4.1 million and $3.0 million, or 22% and 23%, of the Company’s total accounts receivable, respectively.

The Company reimburses Ford for expenses incurred by Ford for the Company’s use of Ford’s facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology. For the quarters ended March 31, 2003 and 2002, the Company paid Ford approximately $2.0 million, and $1.3 million, respectively. These payments increased beginning in December 2002 when the Company assumed responsibility for managing Ford’s operations in Europe. However, the Company expects payments to decrease in the future as the Company leverages its existing facilities and employees and deploys its own technology.

9.                                      Stock-based Compensation

In October 2002, the Company offered each employee an opportunity to cancel certain stock options (the “Options Exchange”) in exchange for the right to receive a future stock option grant for the same number of shares six months and one day from the date of cancellation with a strike price equal to the market price on the new grant date. Options to purchase approximately 3.8 million shares were cancelled pursuant to the Options Exchange.  In April 2003, the Company issued replacement options to employees to purchase approximately 3.6 million shares of common stock at an exercise price of $4.06 per share in exchange for the options previously canceled. The Company deferred the issuance of annual option grants to employees during this six-month period, and accordingly, in April 2003, the Company issued additional options to purchase 930,000 shares of common stock to these employees at an exercise price of $4.06 per share.   Subsequent to these issuances, options to purchase approximately 9,072,000 shares of common stock were outstanding as of April 3, 2003.

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

	Three Months Ended March 31,
	2003	2002
	(unaudited)	(unaudited)
Cost of managed services revenues	$10	$4
Cost of software revenues	2	24
Cost of services revenues	52	119
Sales and marketing	148	342
Research and development	36	83
General and administrative	122	280
Total stock-based compensation	$370	$852

10.                               Supplemental Information:

Cash Flow Information

Cash paid for interest was $43,000 and $44,000 for the quarter ended March 31, 2003 and 2002, respectively. Noncash activities were as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
	(unaudited)
Increase in capital lease obligations	$886	$—
Issuance of common stock and stock options in acquisitions	—	6,933
Assumed liabilities, transaction costs and other, net of assets and deferred revenue acquired in acquisitions	—	1,677

Item 2:                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Report, which are deemed to be incorporated into this section. Our actual results could differ materially from those anticipated in such forward–looking statements due to various factors, including, but not limited to, those set forth under “Risk s Relating to our Business” and elsewhere in this Report.

Some of the statements we make in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements as expressed or implied by such forward-looking statements not to be achieved fully.  These forward-looking statements relate to future events and our future financial performance.  In some cases, you can identify forward-looking statements by words such as “may,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” and “continue,” or the negative of such terms or other comparable words.  These statements are only predictions and included risks and uncertainties particularly those described in this Report under the caption “Risks Relating to Our Business.”  Consequently, our actual results may differ materially from those expressed or implied by these forward-looking statements.

Overview

Vastera is the worldwide leading provider of solutions for Global Trade Management. Vastera provides solutions that manage the information flow associated with the cross border component of an international shipment for its clients, thereby accelerating the flow of goods through the global supply chain. Global trade is regulated by dynamic, country-specific rules and involves a complex network of trade participants, including exporters, forwarders, carriers, brokers, importers, financial institutions and customs and regulatory agencies. Since our inception, we have continued to develop comprehensive solutions with features, functionality, and services that allow companies to manage the complexities of global trade.

We provide our solutions to over 400 clients from our offices in the United States, Belgium, Brazil, Canada, France, Germany, Ireland, Japan, Mexico, the Netherlands, Poland, Spain, and the United Kingdom. Our clients typically acquire software or purchase managed services for a division or department. As they expand the utilization of our solutions globally and to their clients, suppliers and business partners, our clients often acquire additional software licenses or expand managed services arrangements. We currently market our products and services on a global basis through our direct sales force and other channels, such as strategic alliances and partners. We expect revenues from our international operations to increase as we continue to expand our international sales and services organizations.  Although our customer base spans several diverse industries, a significant portion of our revenues are generated by customers in the automotive and high-technology industries.

Relationship with Ford Motor Company

In August 2000, we entered into an agreement to acquire Ford Motor Company’s global customs operations and merged Ford’s global customs operations into our managed services operations. The Ford operations that were merged into us consisted of Ford personnel and technology utilized by Ford to manage its international trade transactions. By combining our existing technology and intellectual capital with that acquired from Ford, we intend to expand our managed services to companies of varying sizes on a global basis. Ford received 8,000,000 shares of our common stock, valued at approximately $79.2 million at the time of the transaction. As of March 31, 2003, Ford owned approximately 19.7% of our common stock.

In August 2000, we also entered into a Global Trade Management services agreement, under which we manage Ford’s global trade operations. In January 2001 and March 2001, we expanded the Global Trade Management services we provide to Ford by assuming responsibility for administering and managing Ford’s global trade operations in Mexico and Canada, respectively. In November 2002, we further expanded the Global Trade Management services we provide to Ford by assuming responsibility for administering and managing Ford’s global trade operations in the United Kingdom, Germany, Belgium, and Spain (collectively, “Ford Europe”). Our agreements with Ford initially had a minimum term of four years.

These agreements provide us with a guaranteed, predictable, and recurring revenue stream from Ford. We expect to derive at least $25 million in revenues on an annual basis from our agreements with Ford U.S., Ford Mexico, Ford Canada, and Ford Europe. We believe our client relationship with Ford will have a significant impact on our total revenues and is expected to account for greater than 10% of revenues for the foreseeable future.   For the quarters ended March 31, 2003 and 2002, Ford Motor Company accounted for 30% and 37% of our total revenues, respectively. As of March 31, 2003 and 2002, Ford owed us approximately $4.1 million and $3.0 million, or 22% and 23%, of our total accounts receivable, respectively.

In February 2002, we amended our agreement with Ford U.S. to provide for quarterly minimum transaction levels in lieu of annual minimum transaction levels. By amending the agreement in this manner, we were able to bill on a quarterly basis the transactions processed in excess of the minimum levels. In connection with the amendment, we agreed to reduce Ford’s U.S. aggregate annual minimum revenue guarantee from $11.6 million to $11.0 million. For the quarter ended March 31, 2002, we derived approximately $1.5 in revenue related to transactions in excess of the quarterly minimum.

In July 2002, we further amended our agreement with Ford U.S. to provide that we bill Ford U.S. at a fixed annual service fee rate of $11.8 million for the remaining life of the agreement. By amending the agreement in this manner, we bill Ford U.S. a fixed annual service fee instead of on a per transaction processed basis. In connection with this amendment, Ford U.S. agreed that we would bill Ford U.S. $4.9 million ratably over the remainder of 2002.

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

On January 3, 2002, we entered into a definitive agreement to acquire Prisma Tecnologia Computacional, S.A. de C.V. (“Prisma”) for approximately $5.3 million. Prisma was a provider of Global Trade Management solutions in Mexico. We consummated this transaction on February 1, 2002 and paid approximately $2.5 million in cash, issued approximately 150,000 shares of its common stock, valued at approximately $2.4 million, and paid approximately $400,000 in transaction and issuance costs.

On February 12, 2002, we acquired Imanet, an Ontario corporation for approximately $2.5 million. Imanet was a provider of Global Trade Management solutions in Canada. The Company paid $850,000 in cash, issued approximately 90,000 shares of its common stock, valued at approximately $1.4 million, and paid approximately $300,000 in transaction and issuance costs.

On March 8, 2002, we acquired Bergen Informatica Ltda. (“Bergen”) for approximately $6.4 million. Bergen was a provider of Global Trade Management solutions in Brazil. The Company paid $2.4 million in cash, issued approximately 223,000 shares of its common stock, valued at approximately $3.1 million, and incurred approximately $900,000 in transaction and issuance costs, including the issuance 10,000 shares of common stock valued at approximately $71,000 to an investment advisor.

All of these acquisitions were accounted for under the purchase method of accounting. The excess of the consideration over the fair value of the acquired assets and liabilities and identified intangibles were accounted for as goodwill. We recorded in the aggregate approximately $10.8 million and $4.0 million of identified intangibles and goodwill, respectively, in 2002 in connection with the Prisma, Imanet, and Bergen acquisitions.

Identifiable intangibles are amortized on a straight-line basis over one to five years, resulting in charges to operations of $680,000 and $453,000 for the quarters ended March 31, 2003 and 2002, respectively.  Amortization of our identified intangibles for future periods is expected to be approximately $2.6 million, $2.4 million, $1.8 million, $1.8 million and $495,000 for 2003, 2004, 2005, 2006 and 2007, respectively.

Critical Accounting Policies

We consider our accounting policies related to revenue recognition, deferred revenues, internal use software and intangible assets to be critical to our business operations and the understanding of our results of operations. The impact and associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a summary of significant accounting policies used in the preparation of the consolidated financial statements, see the Notes to our Consolidated Financial Statements in Item 1 of this Report. Our preparation of this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot be sure that actual results will not differ from those estimates.

Source of Revenues and Revenue Recognition Policy

Managed Services Revenues

Managed services revenues are derived from agreements that provide for transaction or services fees based on the performance of our managed services solutions. Managed services solutions include the processing of our clients’ customs entries and the classifying of clients’ goods. Managed services transaction arrangements are often subject to annual or quarterly minimum transaction thresholds and revenues are recognized based on the lower of the cumulative actual transactions processed during the period using a weighted-average transaction rate or the amount billable for the period. For those managed services transaction arrangements subject to annual minimums and for those arrangements where the amount billable for interim periods is limited to the pro-rata portion of the annual minimum, transactions processed in excess of the minimum in each period are not billable, and, therefore, revenue is not recognized until the end of the related year. Certain managed services arrangements are based upon a fixed services fee. Revenues associated with these arrangements are recognized ratably over the term of the arrangement and limited to the amounts billable. In addition, we may receive annual gainsharing fees under certain managed services arrangements based on a percentage of the client’s annual cost savings, as defined in the managed services arrangements. These fees are recognized when they become fixed and determinable. Managed services transaction minimums and fixed service fees are typically billed monthly.

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

We recognize revenues from arrangements with resellers beginning when the software product is sold to the end user. Any annual minimums required of the reseller but not sold by the reseller to end customers are recognized as revenues upon the expiration of the annual minimum period.

Services Revenues

Services revenues are derived from implementation, management consulting and training services. Services are performed on a time and materials basis or under fixed price arrangements. Revenues on time and materials contracts are recognized based on fixed billable rates for hours delivered, and revenues on fixed priced contracts are recognized as the services are performed using the percentage of completion method of accounting based on the ratio of costs incurred to total estimated costs to be incurred. Losses on arrangements are recognized when known.

For multiple-element arrangements where we provide both software and services, we defer the service fee, based on vendor-specific objective evidence, and recognize the services as performed.

Deferred Revenues

Deferred revenues include amounts paid by clients for revenues that have not been recognized and generally result from billed, but deferred term and perpetual license revenues and services not yet performed. Deferred revenues will be recognized on a monthly basis over the term of the agreement, the remaining economic life of the product, or when the services are performed. As we continue to increase our term license and transaction-based revenues relative to our perpetual licenses, we expect our deferred revenues to fluctuate since term license and transaction-based customers are billed and paid ratably (usually either annually, monthly or quarterly). We do not consider deferred revenue to be an indicator of future revenues.

Internal Use Software

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs associated with the implementation and integration of our trade management platform to our managed services operations, related to certain capitalizable tasks including the technical design, system configuration and testing phases of the integration process. Judgment is involved in determining which development tasks associated with the platform integration are capitalizable pursuant to SOP 98-1.  We capitalized approximately $191,000 and $350,000 in the first quarters of 2003 and 2002, respectively. These costs are amortized as costs of managed services revenues over three years, and amortization commences upon the completion of the integration to the Vastera platform. Total amortization expense in the first quarter of 2003 was approximately $123,000.  We began amortizing these costs in the fourth quarter of 2002.   Net capitalized costs as of March 31, 2003 and December 31, 2002 were approximately $1.6 million and $1.5 million, respectively.

Goodwill and Intangible Assets

As of March 31, 2003, we had recorded goodwill and intangible assets of approximately $74.3 million related to our acquisitions.

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

On January 1, 2002, in accordance with SFAS No. 141, we reclassified our assembled workforce intangible assets to goodwill. Prior to January 1, 2002, assembled workforce intangibles were amortized on a straight-line basis over two or three years. The value assigned to the assembled workforce in the acquisition of Ford’s global customs operation was allocated to each country in which we acquired Ford’s global customs operations, based upon the number of employees in that country. The related amortization was to be recorded over three years from the date we assumed Ford’s customs operations in that country.

All other intangible assets are amortized on a straight-line basis over their expected economic lives, generally one to five years. The value assigned to the Ford contract is being amortized as a discount to revenue over the minimum term of the contract. In the aggregate, amortization of intangible assets for the quarters ended March 31, 2003 and 2002 was approximately $680,000 and

$698,000, respectively.   In the aggregate, amortization of these identified intangibles in future periods is expected to be approximately $2.6 million, $2.4 million, $1.8 million, $1.8 million and $495,000 in 2003, 2004, 2005, 2006 and 2007, respectively.

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

Management’s Disclosure of Non-GAAP Financial Measures

From time to time, management makes public disclosures, other than through its financial filings on Form 10-Q or Form 10-K, of certain financial measures such as pro forma earnings (loss) and EBITDA (as defined below) that are not considered GAAP financial measures.   To assess fully the Company’s financial operating results, management believes that pro forma earnings (loss) is an appropriate measure of evaluating operating performance and liquidity of the Company, because it more accurately reflects operating performance of the Company for the reporting period by excluding those charges associated with past events that are not related to current operations or, in the case of income taxes, amounts that are not used to measure operating performance but rather are derived from it.  The excluded amortization is associated with identifiable intangible assets from prior acquisitions.  The excluded stock-based compensation pertains to deferred compensation charges recorded in connection with the Company’s initial public offering of its shares of common stock and from prior acquisitions.  EBITDA (earnings before interest, taxes, depreciation and amortization) excludes amortization, stock-based compensation, income taxes, depreciation, and other income, net.  Management considers EBITDA to be an appropriate measure of evaluating operating performance and liquidity of the Company, because it reflects the resources available from the current reporting period’s operations for operating and strategic opportunities including, among others, investing in the business, meeting financing obligations, making strategic acquisitions, and paying other cash obligations.  These financial measures, however, should be considered in addition to, not as a substitute for or as being superior to, operating losses, cash flows, or other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles.

Comparison of the Quarter Ended March 31, 2003 to the Quarter Ended March 31, 2002

Revenues

Total revenues.  Total revenues increased 10% to approximately $20.9 million for the quarter ended March 31, 2003 from approximately $19.1 million for the quarter ended March 31, 2002.

Managed services revenues.  Managed services revenues increased 25% to approximately $13.6 million for the quarter ended March 31, 2003 from approximately $10.9 million for the quarter ended March 31, 2002. For the quarter ended March 31, 2002, we derived approximately $1.5 million in revenue under our Ford U.S. global managed services agreement related to transactions in excess of the quarterly minimum.  In July 2002, we amended our agreement with Ford U.S. to provide for billing Ford at a fixed annual rate instead of on a per transaction processed basis; therefore, excess transactions are no longer billable.  Excluding the $1.5 million revenue related to excess transaction billings to Ford for the quarter ended March 31, 2002, managed services revenue increased for the quarter ended March 31, 2003 by 44% from the quarter ended March 31, 2002.  We attribute this increase to the continued growth in our automotive and high-tech managed services client base and expansion of our responsibilities with existing customers, primarily Ford, Lucent, and Nortel.   Revenues derived from our managed services agreements accounted for 65% of our total revenues for the quarter ended March 31, 2003 and 62% of our total revenues for the quarter ended March 31, 2002. We expect managed services revenues to account for approximately 60% to 65% of our total revenues for the foreseeable future.

Software revenues.  Software revenues decreased 22% to approximately $2.7 million for the quarter ended March 31, 2003 from approximately $3.5 million for the quarter ended March 31, 2002.  We attribute this decrease to the conversion of several customers to manage services, the drop-off of revenue related to perpetual licenses sold in prior years and maintenance cancellations.  Revenues derived from our software agreements accounted for 13% of our total revenues for the quarter ended March 31, 2003 and 18% of our total revenues for the quarter ended March 31, 2002. We expect software revenues to account for approximately 10% to 15% of our total revenues for the foreseeable future.

Services revenues.  Services revenues remained relatively constant at approximately $4.6 million for the quarters ended March 31, 2003 and 2002.  Services revenues accounted for 22% of our total revenues for the quarter ended March 31, 2003 and 23%

for the quarter ended March 31, 2002. We expect services revenues to continue to account for approximately 20% to 25% of our total revenues for the foreseeable future.

Cost of Revenues

Cost of managed services revenues.  Cost of managed services revenues consists of salaries and related expenses for our managed services organization including payments to Ford for our use of Ford’s facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology, and the amortization of capitalized internal use software costs related to the implementation and integration of our trade management platform to our managed services operation.

Cost of managed services revenues increased 38% to approximately $7.4 million for the quarter ended March 31, 2003 from approximately $5.4 million for the quarter ended March 31, 2002. This increase was largely due to the growth of our managed services operations to support our growing client base and our European expansion. Cost of managed services revenues as a percentage of managed services revenues was 55% for the quarter ended March 31, 2003 and 49% for the quarter ended March 31, 2002. This increase as a percentage of managed services revenues resulted from our additional personnel and infrastructure costs related to our European expansion and the $1.5 million of non-recurring revenue related to the excess transaction billing to Ford for the quarter ended March 31, 2002. Over time, we expect to realize productivity improvements from our investment in our support infrastructure and the leveraging of personnel in the performance of our managed services agreements. As we enter into large multi-year managed services agreements in new industry sectors or new geographic regions that may require significant investments in the related infrastructure, the costs associated with these managed services agreements may be greater in the initial year than in the later years when we realize productivity improvements from these infrastructure investments. Accordingly, we expect that our cost of managed services revenues may fluctuate on a quarterly or annual basis as a percentage of managed services revenues.

Cost of software revenues.  Cost of software revenues includes royalties owed to third parties for technology products integrated into our software products, as well as the cost of salaries and related expenses for our technical support organization.

Cost of software revenues increased 27% to approximately $682,000 for the quarter ended March 31, 2003 from approximately $536,000 million for the quarter ended March 31, 2002. This increase was largely due to our investment in our client support infrastructure.  Cost of software revenues as a percentage of software revenues was 25% for the quarter ended March 31, 2003 compared to 15% for the quarter ended March 31, 2002. This increase as a percentage of software revenues reflects our additional investment in our client support infrastructure to support our new product offerings. We expect the cost of software revenues as a percentage of software revenues to remain in this range for the foreseeable future, but this percentage may fluctuate in any given quarter or year.

Cost of services revenues.  Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting and training services provided to clients, as well as the cost of third parties we contract with to provide either application consulting or implementation services to our clients.

Cost of services revenues remained relatively constant at approximately $3.4 million for the quarters ended March 31, 2003 and 2002. Cost of services revenues as a percentage of services revenues was 73% for the quarters ended March 31, 2003 and 2002. We expect the cost of services revenues as a percentage of services revenues to be approximately 70% to 75% on an annual basis, but this percentage may fluctuate outside this range in any given quarter or year.

Operating Expenses

Sales and marketing.  Sales and marketing expense consists primarily of salaries, commissions and bonuses earned by sales and marketing personnel, sales training events, public relations, advertising, trade shows and travel expenses related to both promotional events and direct sales efforts.

Sales and marketing expense decreased 34% to approximately $2.2 million for the quarter ended March 31, 2003 from approximately $3.4 million for the quarter ended March 31, 2002. This decrease was primarily due to a reduction in personnel and a reduction in promotional expenses. Sales and marketing expenses represented 11% of our total revenues for the quarter ended March 31, 2003 and 18% for the quarter ended March 31, 2002. We anticipate that sales and marketing expenses will remain relatively stable as a percentage of total revenues for the foreseeable future.

Research and development.  Research and development expense consists primarily of salaries, benefits, and equipment for software developers, quality assurance personnel, program managers, and technical writers.

Research and development expense decreased 23% to approximately $3.0 million for the quarter ended March 31, 2003 from approximately $3.9 million for the quarter ended March 31, 2002. This decrease was primarily due to a reduction in personnel, and a reduction in the number of internal and contract software developers and quality assurance personnel needed to support our product development and testing activities. Research and development expenses represented 15% of our total revenues for the quarter ended March 31, 2003 and 21% for the quarter ended March 31, 2002. We believe that we must continue to invest in research and development in order to develop new products and services. We anticipate that research and development expenses will continue to decrease as a percentage of total revenues for the future.

General and administrative.  General and administrative expense consists primarily of salaries, benefits, and related costs for executive, finance, administrative and information services personnel.

General and administrative expense increased 7% to approximately $2.7 million for the quarter ended March 31, 2003 from approximately $2.6 million for the quarter ended March 31, 2002. This increase resulted from the addition of personnel and technology infrastructure to support the growth of our business, legal and professional fees relating to our international expansion, and increased costs associated with the new public company regulations. General and administrative expenses represented 13% of our total revenues for the quarters ended March 31, 2003 and  2002. We believe our general and administrative expenses will decrease as a percentage of total revenues, but remain relatively consistent in absolute dollars when compared to the quarter ended March 31, 2003.

Depreciation.  Depreciation expense increased 34% to approximately $1.3 million for the quarter ended March 31, 2003 from approximately $970,000 for the quarter ended March 31, 2002. This increase resulted from the depreciation of fixed assets purchased to build the infrastructure needed to support the growth of our business. Depreciation expense represented 6% and 5% of our total revenues for the quarters ended March 31, 2003 and 2002, respectively. We believe our depreciation expense will increase in absolute dollar amounts as we continue to invest our infrastructure.

Amortization.  Amortization expense increased 50% to approximately $680,000 for the quarter ended March 31, 2003 from approximately $453,000 for the quarter ended March 31, 2002. This increase resulted from the full quarter effect of the amortization from the identified intangible assets acquired in the three acquisitions completed in the first quarter of 2002. Amortization expense represented 3% of our total revenues for the quarter ended March 31, 2003 and 2% for the quarter ended March 31, 2002.

Restructuring.  We recorded approximately $2.0 million and $1.6 million of restructuring costs, respectively, during the second and third quarters of 2002. We reduced the restructuring reserve during the fourth quarter of 2002 by approximately $274,000, based on differences between actual costs incurred compared to our original estimates. Costs associated with the termination of approximately 74 employees totaled approximately $1.1 million. Costs associated with the closing of redundant facilities, the cancellation of certain contracts, and other non-personnel related actions totaled approximately $2.2 million. The balance of the restructuring reserve was approximately $1.3 million as of December 31, 2002.  We paid approximately $430,000 of these costs in the first quarter of 2003.  The balance of the restructuring reserve was approximately $900,000 as of March 31, 2003.  We expect to pay out the remainder of the restructuring reserve in 2003 and 2004.

Stock-based compensation.  We recorded deferred compensation of approximately $6.4 million in the last nine months of 1999 and approximately $13.1 million in 2000. These amounts represent the aggregate difference between the exercise price and the fair value for accounting purposes of the underlying common stock at the date of grant. On March 29, 2001, we recorded $465,000 of deferred compensation in connection with the unvested stock options that were assumed in connection with the Speedchain acquisition. These amounts are included as a component of stockholders’ equity and are being amortized on an accelerated basis over the applicable vesting period. For the quarter ended March 31, 2003 and 2002, we amortized approximately $370,000 and $852,000, respectively, of deferred compensation. We expect to amortize deferred compensation of approximately $941,000 and $45,000 for the years ending December 31, 2003 and 2004, respectively. The amount of stock option compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

In October 2002, we offered each employee an opportunity to cancel certain stock options (the “Options Exchange”) in exchange for the right to receive a future stock option grant for the same number of shares six months and one day from the date of cancellation with a strike price equal to the market price on the new grant date. Options to purchase approximately 3.8 million shares were cancelled pursuant to the Options Exchange.  In April 2003, we issued replacement options to employees to purchase approximately 3.6 million shares of common stock at an exercise price of $4.06 per share in exchange for the options previously canceled. We deferred the issuance of annual option grants to employees during this six-month period, and accordingly, in April 2003, we issued additional options to purchase 930,000 shares of common stock to these employees at an exercise price of $4.06 per share.   Subsequent to these issuances, options to purchase approximately 9,072,000 shares of common stock were outstanding as of April 2, 2003.

Other income (expenses), net.  Other income (expenses), net fluctuates, based on the amount of cash balances available for investment, borrowings under our lines of credit, interest and other expenses related to our equipment borrowings and realized gains and losses on investments.  Other income (expenses), net decreased to approximately $188,000 for the quarter ended March 31, 2003 from approximately $305,000 million for the quarter ended March 31, 2002. This decrease resulted from lower interest rates and lower cash and investment balances.

Income taxes.  For the quarters ended March 31, 2003 and 2002, the tax provision was comprised of state and foreign taxes.  For the quarter ended March 31, 2003, the tax provision was greater than in previous quarters due to income-based withholding taxes incurred from foreign services revenue and the disallowance of net operating loss carryforwards in certain states where we do business. No provision for federal income taxes has been recorded for the quarters ended March 31, 2003 or 2002 due to our accumulated net operating losses. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the realization of these future tax benefits.

As of December 31, 2002, we had net operating loss carry-forwards for federal tax purposes of approximately $67.6 million. These loss carry-forwards are available to reduce future taxable income and begin to expire in 2011. Under  provisions of the Internal Revenue Code, certain substantial changes in our ownership have occurred, and as a result, our future utilization of these net operating loss carryforwards that we accumulated prior to the change in ownership will be subject to annual limitations. We have also generated foreign net operating losses of approximately $16.2 million that are available for carryforward. We may generate additional net operating loss carry-forwards in the future.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $55.5 million as of March 31, 2003, a decrease of $1.4 million from $56.9 million as of December 31, 2002.

In July 2002, we refinanced $3.9 million of outstanding debt under our former credit facility with a new facility from Comerica Bank. The term loan matures in June 2004 and bears interest at the bank’s prime rate plus 50 basis points (5.25% as of March 31, 2003). The balance outstanding under the term loan was approximately $3.0 million as of December 31, 2002. We also obtained a secured revolving line of credit and an equipment line of credit with Comerica Bank.

We may borrow up to $10 million under the revolving line of credit, with a $2.5 million sub-limit for the issuance of letters of credit. Advances under the revolving line of credit are limited to the lesser of $10 million or 80% of eligible accounts receivable, as defined in the loan agreement. The revolving line of credit bears interest at the bank’s prime rate (4.75% as of March 31, 2003) and matures in July 2004. There was no outstanding balance under the revolving line of credit as of March 31, 2003.

We may borrow up to $5 million under the equipment line of credit that bears interest at the bank’s prime rate plus 50 basis points (5.25% as of March 31, 2003). The equipment line of credit has two interest-only payment periods and matures in July 2005. In the first quarter of 2003 we borrowed approximately $614,000 against the equipment line of credit.  The outstanding balance under the equipment line of credit was approximately $593,000 as of March 31, 2003

The terms of the revolving line of credit and equipment line of credit require us to comply with certain financial covenants, including, restrictions and limitations on future indebtedness, sale of assets and material changes in our business. The financial covenants include a minimum modified quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.5 to 1.0. Under our most restrictive of the financial covenants, our pro forma loss can not exceed $1.5 million for the three months ended September 30, 2002, and pro forma income cannot be less than $0 for the three months ended December 31, 2002 or quarterly thereafter. Through March 31, 2003, we were in compliance with these covenants and expect to be in compliance for the next 12 months.

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

We have various capital leases due over 36-month to 48-month repayment periods that are collateralized by our intellectual property.  In March 2003, we obtained a new equipment leasing arrangement with a vendor for approximately $886,000.  Amounts borrowed are due over 36 months.  Total capital lease obligations outstanding as of March 31, 2003, was approximately $921,000.

We reimburse Ford for certain expenses incurred by Ford for our use of Ford’s facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology. We expect to pay approximately $680,000 in fees to Ford each month for reimbursement of these expenses. For the quarters ended March 31, 2003 and 2002, the Company paid Ford approximately $2.0 million, and $1.3 million, respectively. These payments increased beginning in December 2002 when we assumed responsibility for managing Ford’s operations in Europe.  However, we expect payments to decrease in the future as we leverage our existing facilities and employees and deploy our own technology.

Net cash used in operating activities totaled approximately $683,000 for the quarter ended March 31, 2003 compared to $1.4 million for the quarter ended March 31, 2002. Net cash flows used in operating activities reflect the net losses of approximately $878,000 and $2.2 million for the quarters ended March 31, 2003 and 2002, respectively, and were partially offset by non-cash expenses relating to stock-based compensation, depreciation and amortization, and the provision for doubtful accounts. In addition, the net cash used in operating activities decreased for the quarter ended March 31, 2003 due to increases in accounts receivable, prepaid expenses and other assets and decreases in accounts payable and accrued expenses, partially offset by an increase in deferred revenue.

Net cash provided by investing activities was approximately $4.0 million for the quarter ended March 31, 2003 compared to net cash used in investing activities of approximately $804,000 for the quarter ended March 31, 2002.  Our investing activities reflect our acquisitions, additions of property and equipment and sales of short-term investments. We anticipate that our capital expenditures will be relatively constant in the near term. We may also utilize our cash to acquire other companies.

Net cash provided by financing activities was approximately $224,000 and $1.2 million for the quarters ended March 31, 2003 and 2002, respectively. These financing cash flows reflect the net proceeds from the exercise of employee stock options, proceeds from our equipment line of credit and principal payments on our debt.

We expect to pay approximately $2.5 million, $1.6 million, $490,000 and $80,000 on our term loan, equipment line of credit, and capital lease obligations in 2003, 2004, 2005 and 2006, respectively.  We will fund these commitments through our current cash resources and our future cash flow from operations.

We intend to continue investing in the expansion of our business, particularly in the area the buildout of our global platform and infrastructure. Our future liquidity and capital requirements will depend on numerous factors, including:

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

Accordingly, until we generate more profit from our operations to fund these investments fully, we expect our cash, cash equivalents, and short-term investments to continue to decline in the foreseeable future. In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies. We believe that our current cash resources will be sufficient to meet our working capital and capital requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In November 2002, the EITF reached a Consensus on EITF Issue No. 00-21, Revenue Arrangements With Multiple Deliverables, on when and how to allocate revenue from the sale of products and services delivered separately in a bundled sales arrangement. The Consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies, however, may elect to apply the Consensus to existing arrangements as well and to record the income-statement impact of the change as a cumulative effect of a change in accounting principle. The Company is currently analyzing the impact of EITF No. 00-21 on its financial statements.

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

We incurred net losses of approximately $11.4 million, $45.8 million, $35.8 million, $10.5 million and $8.3 million in 2002, 2001, 2000, 1999, and 1998, respectively. Our accumulated deficit as of March 31, 2003 was approximately $183.4 million. We believe that the success of our business depends on our ability to significantly increase revenue and to limit increases in our operating expenses. If our revenues fail to grow at anticipated rates or our operating expenses increase without a corresponding increase in our revenues, or we fail to adjust operating expense levels appropriately, we may not be able to achieve and maintain profitability, which would increase the possibility that the value of your investment will decline.

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

In 2002, 2001, and 2000, we derived approximately 59%, 67% and 38%, respectively, of our total revenues from our top five customers in each of those years. In 2002, 2001 and 2000, Ford accounted for 30%, 35%, and 17% of total revenues, respectively.  In 2002, Lucent Technologies accounted for 11% of total revenues. We expect such customer concentration of revenues to exist for the foreseeable future. There were no other customers that accounted for greater than 10% of the Company’s revenue.  As we continue to expand our relationships with existing managed services customers and as we continue to sign contracts of a large magnitude with new customers, each such relationship will be of added significance to us. Additionally, we expect that we will continue to derive a significant portion of our total revenues from Ford and such other customers in the near future. Certain of our agreements permit our customers to terminate for convenience after a specified period of time. We cannot assure you that we will be able to maintain or renew these agreements. If any of these events occur, our results of operations and financial condition would be adversely affected.

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

We have significantly increased our employee base to meet increasing demand for our client solutions. The number of our employees has increased by 9, from 586 as of December 31, 2002 to 595 as of March 31, 2003. As we expand our operations, we expect to continue to increase the size of our employee base. Our management and operations have been strained by this growth and will continue to be strained by our anticipated growth. To compete effectively and to manage future growth, we must continue to improve our financial and management controls, reporting systems and procedures on a timely basis. We must also expand, train, and manage our employee base. If we are not successful in managing our growth, our ability to achieve and maintain profitability may be harmed.

We may be unable to attract and retain key personnel, which would adversely affect our ability to develop and manage our business effectively.

Our future performance will depend largely on the efforts and abilities of our senior executives, key technical, professional services, sales and marketing and managerial personnel. This dependence is greatly important to our business because personal relationships are a critical element of obtaining and maintaining clients. Our success will depend on our ability to attract and retain these key employees in the future. The employment of our key personnel, including our executives, is at will. The market for such individuals is extremely competitive, and we may not find qualified replacements for personnel who leave us. The loss of, or the inability to attract, any one or more of our key personnel may harm our ability to develop and manage our business effectively.

If we are unable to obtain additional capital as needed or obtain additional capital on unfavorable terms in the future, our operations and growth strategy may be adversely affected, and the market price for our common stock could decline.

Historically, we have financed our operations primarily through the sale of our equity securities. As of March 31, 2003, we had cash and cash equivalents of approximately $27.3 million plus short-term investments of approximately $28.2 million and an accumulated deficit of approximately $183.4 million. While we believe that our current cash resources will be sufficient to meet our working capital needs and finance capital expenditures for at least the next 12 months, we may need to raise additional debt or equity capital to fund expansion of our operations, to enhance our products and services, or to acquire or invest in complementary products, services, businesses or technologies. If we raise additional funds through further issuances of convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available on terms favorable to us, our operations and growth strategy may be adversely affected and the market price for our common stock could decline.

Our international operations and planned expansion expose us to business risks that could limit the effectiveness of our growth strategy and cause our operating results to suffer.

We intend to continue to expand our international operations substantially and enter new international markets. This expansion will require significant management attention and financial resources to translate successfully our software products into various languages, to develop compliance expertise relating to international regulatory agencies and to develop direct and indirect international sales and support channels. We face a number of risks associated with conducting our business internationally that could negatively impact our operating results, including:

•        Language barriers, conflicting international business practices and other difficulties related to the management and administration of a global business;

•                       Longer sales cycles associated with educating foreign clients about the benefits of our products and services;

•                       Currency fluctuations and exchange rates;

•                       Difficulty in  repatriating cash from certain foreign jurisdictions;

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

We intend to continue expanding our operations and serving our existing clients internationally. As we do so, we may establish operations in certain countries that may become politically or economically unstable. If a country in which we commence operations becomes politically or economically unstable, the money and resources we have invested to establish such operations may be put at risk of loss, and if such money and resources are lost, our business may be adversely affected.

Our lengthy and variable sales cycle makes it difficult for us to predict when or if sales will occur and, therefore, we may experience an unplanned shortfall in revenues.

Our solutions have a lengthy and unpredictable sales cycle that contributes to the uncertainty of our operating results. Clients typically view the purchase of our solutions as a significant and strategic decision. As a result, clients and potential clients generally evaluate our solutions and determine their impact on existing infrastructure over a lengthy period of time. Our sales cycle has averaged approximately six to nine months for software sales and nine to 12 months for managed services agreements, depending on a particular client’s implementation requirements and whether the client is new or is extending an existing implementation. The license of our software products may be subject to delays if the client has lengthy internal budgeting, approval, and evaluation processes. Additionally, in the current economic environment, many companies have reduced their budgets for information technology spending. As companies continue reducing the spending on information technology assets, we may be subject to additional delays and corresponding reductions in sales of our software products. Additionally, we may incur significant selling and marketing expenses during a client’s evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or custom demonstration, before the client engages us. Larger clients may purchase our solutions as a part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays. In addition, any prolonged decline in the demand for technology products and services could reduce the market for our solutions, making sales more difficult. If revenues forecasted from a specific client for a particular quarter are not realized or are delayed to another quarter, we may experience an unplanned shortfall in revenues, which could adversely affect our operating results.

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

We may have to defend against intellectual property infringement claims, which could be expensive, and if we are unsuccessful, could result in substantial monetary liability and disrupt our business.

We cannot be certain that our solutions do not or will not infringe valid patents, copyrights, trademarks, or other intellectual property rights held by third parties, inside and outside the U.S. As a result, we may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business.

We may incur substantial expenses in defending against any third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability, may divert management’s attention from our core business, and may disrupt our business. In addition, if we are not unsuccessful in defending such claims, we may need to obtain a license to the technology, which may not be available on acceptable terms or at all.

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

As of March 31, 2003, our officers, directors and affiliated entities, together with Ford, beneficially owned approximately 59.4% of the outstanding shares of our common stock. This concentration of ownership may delay, deter, or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock. Accordingly, these stockholders collectively may be able to control all matters requiring stockholder approval and, thereby, our management and affairs. Ford beneficially owns approximately 19.7% of the outstanding shares of our common stock. As the single largest stockholder of Vastera, Ford may exercise significant influence over corporate acts requiring stockholder approval, including a merger or sale of Vastera. Also, so long as Ford holds at least 5% of our common stock, it has the right to appoint a non-voting observer to our board of directors. Our officers, directors and affiliated entities, together with Ford, may have interests that differ from your interests, and their decisions may negatively impact our future success.

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

Item 3:                                  Qualitative and Quantitative Disclosures About Market Risk

We develop solutions in the United States and market them in North America, and to a lesser extent, in Europe, Latin America, and the Asia-Pacific regions of the world. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With most of our sales being generated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

Currently we do not use financial instruments to hedge operating expenses of our foreign subsidiaries. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. Amounts outstanding under our term loan and equipment line of credit arrangements expose us to interest rate risk if the prime rate increases. We had approximately $3.1 million in variable rate debt as of March 31, 2003. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material market risk. We do not hold or issue derivative securities, derivative commodity instruments, or other financial instruments for trading purposes. Therefore, no quantitative tabular disclosures are required.

Item 4:                                  Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including no corrective actions with regard to significant deficiencies or material weaknesses.

PART II – OTHER INFORMATION

Item 1:                             Legal Proceedings

We are periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a materially adverse effect upon our financial condition or our future operating results.

On March 14, 2001, Expeditors International of Washington, Inc. and Expeditors Tradewin, L.L.C. (collectively “Expeditors”) filed suit against us in the United States District Court for the Eastern District of Michigan, Southern Division primarily alleging that we misappropriated certain of Expeditors’ trade secrets in connection with our acquisition of Ford’s customs operations, by utilizing systems and business processes that Expeditors assisted in developing for Ford and through our employee hiring practices. Trial in this matter is scheduled to commence in August 2003.  In connection with our acquisition of Ford’s customs operations, Ford agreed to indemnify us for intellectual property infringement claims, and Ford is currently indemnifying us in connection with this litigation.

Item 2:                             Changes in Securities and Use of Proceeds

We received net offering proceeds from our initial public offering in September 2000 of approximately $86.1 million. As of March 31, 2003 we have used approximately $48.6 million of the net proceeds from the initial public offering for general corporate purposes, principally working capital for our international acquisitions, increased domestic and international sales and marketing expenditures, product development expenditures, expenditures related to the expansion of our consulting services organization and capital expenditures made in the ordinary course of business. The remaining portions of the net proceeds have been invested in cash, cash equivalents, and short-term investments. We expect to use a portion of the remaining net proceeds to expand internationally and to possibly acquire or invest in additional businesses, products, and technologies that we believe will complement our current or future business.

Item 3:                             Defaults Upon Senior Securities

None.

Item 4:                             Submission of Matters to a Vote of Security Holders

None.

Item 5:                             Other Information

None.

Item 6:                             Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(a)	Exhibits.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer, dated May 12, 2003.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated May 12, 2003.

(b)	Reports on Form 8-K.

On April 24, 2003, we filed a Form 8-K furnishing a press release that announced our financial results for the quarter ended March 31, 2003 and presenting certain other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Dulles, Virginia on May 12, 2003.

VASTERA, INC.

By:	/s/ Maria Henry
Maria Henry,
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Kevin M. Boyce
Kevin M. Boyce,
Corporate Controller
(Principal Accounting Officer)

CERTIFICATIONS

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

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003

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

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003

/s/ Maria Henry
Maria Henry
Chief Financial Officer

EXHIBITS

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer, dated May 12, 2003.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated May 12, 2003.