Form 10-Q
period 2003-06-30
VASTERA INC
filed 2003-08-13
CIK 1075056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

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

As of August 8, 2003, there were 41,405,310 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VASTERA, INC.

PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1:   Financial Statements

VASTERA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,166	$23,696
Short-term investments	40,470	33,261
Accounts receivable, net of allowance for doubtful accounts of $1,005 and $948, respectively	18,945	18,409
Prepaid expenses and other current assets	3,035	2,535
Total current assets	73,616	77,901
Property and equipment, net	12,206	11,934
Intangible assets, net	9,513	9,098
Goodwill	67,906	65,657
Deposits and other assets	1,650	974

Total assets	$164,891	$165,564

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit and capital lease obligations, current	$2,623	$2,150
Accounts payable	893	4,277
Accrued expenses	5,754	6,937
Accrued compensation and benefits	1,810	1,543
Deferred revenue, current	10,976	9,446
Total current liabilities	22,056	24,353
Long-term liabilities:
Line of credit and capital lease obligations, net of current portion	798	1,078
Deferred revenue, net of current portion	1,631	2,476
Total liabilities	24,485	27,907
Commitments and contingencies (See Note 6)

Stockholders’ equity:
Common stock, $0.01 par value; 100,000 shares authorized; 41,168 and 40,490 shares issued and outstanding, respectively	412	405
Additional paid-in capital	325,255	323,010
Accumulated other comprehensive loss	(938)	(2,280)
Deferred compensation	(343)	(988)
Accumulated deficit	(183,980)	(182,490)

Total stockholders’ equity	140,406	137,657
Total liabilities and stockholders’ equity	$164,891	$165,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Managed services revenues	$13,644	$11,044	$27,259	$21,974
Software revenues	2,885	3,109	5,616	6,628
Services revenues	4,995	4,185	9,593	8,791
Total revenues	21,524	18,338	42,468	37,393

Cost of revenues:
Cost of managed services revenues	7,499	5,411	14,935	10,788
Cost of software revenues	712	667	1,394	1,203
Cost of services revenues	3,637	3,291	7,006	6,668

Operating expenses:
Sales and marketing	2,302	3,256	4,546	6,643
Research and development	2,999	3,493	6,036	7,441
General and administrative	2,733	2,308	5,473	4,862
Depreciation	1,263	1,094	2,564	2,064
Intangible amortization expense	707	740	1,387	1,193
Restructuring	—	1,976	—	1,976
Stock-based compensation	275	710	645	1,562
Total operating expenses	10,279	13,577	20,651	25,741

Loss from operations	(603)	(4,608)	(1,518)	(7,007)
Other income, net	148	228	336	533
Loss before income taxes	(455)	(4,380)	(1,182)	(6,474)
Income taxes	(157)	(91)	(308)	(182)

Net loss	$(612)	$(4,471)	$(1,490)	$(6,656)

Basic and diluted net loss per common share	$(0.01)	$(0.11)	$(0.04)	$(0.17)

Weighted-average common shares outstanding	40,849	40,124	40,725	39,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,490)	$(6,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	645	1,562
Depreciation and intangible amortization expense	3,951	3,257
Provision for allowance for doubtful accounts	96	117
Amortization of revenue discount related to Ford contract	150	150
Amortization of capitalized internal-use software costs	220	—
Changes in operating assets and liabilities:
Accounts receivable	(247)	(1,519)
Prepaid expenses and other current assets	(348)	(265)
Deposits and other assets	(685)	(65)
Accounts payable and accrued expenses	(4,910)	2,958
Accrued compensation and benefits	226	(4,546)
Deferred revenue	576	2,418
Net cash used in operating activities	(1,816)	(2,589)

Cash flows from investing activities:
Acquisition of subsidiaries	(3,000)	(5,682)
Net (purchases) sales of short-term investments	(7,239)	17,071
Acquisition of property and equipment	(1,893)	(6,258)
Net cash (used in) provided by investing activities	(12,132)	5,131

Cash flows from financing activities:
Proceeds from the exercise of stock options and issuance of stock for the employee stock purchase plan	1,940	3,276
Principal payments on long-term debt	(1,342)	1,168
Proceeds from equipment line of credit	614	—
Net cash provided by financing activities	1,212	4,444
Effect of foreign currency exchange rate changes on cash and cash equivalents	206	15
Net (decrease) increase in cash and cash equivalents	(12,530)	7,001
Cash and cash equivalents, beginning of period	23,696	10,982
Cash and cash equivalents, end of period	$11,166	$17,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation and Nature of Business:

The accompanying unaudited condensed consolidated financial statements of Vastera, Inc. and its subsidiaries (“Vastera” the “Company,” “we,” or “us”) have been prepared on the same basis as audited financial statements and include all adjustments, including all normal recurring adjustments that are necessary for a fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2003. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s (the “SEC”) rules and regulations. The Company’s interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, as filed with the SEC with the Company’s Annual Report on Form 10-K and other reports filed with the SEC.

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

The Company’s operations are subject to certain risks and uncertainties, including among others, uncertainties relating to product development, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, the potential loss of significant customers, dependence on key management personnel, limited protection of intellectual property and proprietary rights, uncertainty of future profitability, exposure to risks related to conducting business internationally, and possible fluctuations in financial results.

2.                                      Summary of Significant Accounting Policies:

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are most susceptible to change are the Company’s estimates of collections of accounts receivable and the estimated lives and the realization of its intangible assets and internal use software.

Revenue Recognition

The Company’s revenues consist of managed services revenues, software revenues, and services revenues.

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

Software Revenues

Software revenues consist of term license revenues, perpetual software license revenues, and transaction-based revenues. The Company recognizes revenue from the sale of software products in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition.

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

Services Revenues

Services revenues are derived from implementation, management consulting, and training services. Services are performed on a time and materials basis or under fixed price arrangements. Revenues on time and materials contracts are recognized based on fixed billable rates for hours delivered, and revenues on fixed priced contracts are recognized as the services are performed or using the percentage of completion method of accounting based on the ratio of costs incurred to total estimated costs to be incurred. Losses on arrangements are recognized when known.

For multiple-element arrangements where the Company provides both software and services, the Company defers the service fee, based on vendor-specific objective evidence of fair value, and recognizes the services as performed.

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

Cost of managed services revenues consists of the cost of salaries and related expenses for the Company’s managed services organization and the amortization of capitalized internal use software costs related to the implementation and integration of the Company’s trade management platform to the managed services operation.

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

Internal Use Software

In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs associated with the implementation and integration of its trade management platform to its managed services operations, related to certain capitalizable tasks including the technical design, system configuration, and testing phases of the integration process. The Company capitalized approximately $93,000 and $463,000 in the second quarters of 2003 and 2002, respectively, and $284,000 and $810,000 in the six months ended June 30, 2003 and 2002, respectively. These costs are amortized as costs of managed services revenues over three years, and amortization commences upon the completion of the integration to the Vastera platform. The Company began amortizing these costs in the fourth quarter of 2002. Total amortization expense in the three months and six months ended June 30, 2003 was approximately $97,000 and $220,000, respectively. Net capitalized costs on the balance sheets as of June 30, 2003 and December 31, 2002 were approximately $1.6 million and $1.5 million, respectively.

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

As of June 30, 2003 and December 31, 2002, Ford Motor Company accounted for 26% and 16%, respectively, of total accounts receivable. Lucent Technologies accounted for 13% and 19% of total accounts receivable as of June 30, 2003 and December 31, 2002, respectively.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2003 and December 31, 2002, options to purchase approximately 8,538,000 and 4,776,000 shares of common stock were outstanding, respectively. Due to the anti-dilutive effect of the options, they have been excluded from the calculation of weighted-average shares for diluted earnings per share. As a result, the basic and diluted loss per share amounts are identical.

Comprehensive Income (Loss)

As of June 30, 2003 and December 31, 2002, accumulated other comprehensive income (loss) includes unrealized gains and losses on investments and foreign currency translation adjustments. As of June 30, 2003, accumulated net unrealized gains on investments available for sale was approximately $150,000 and the accumulated foreign currency translation adjustment was a loss of approximately $1.1 million. The comprehensive loss for the six months ended June 30, 2003 and 2002, was $148,000 and $7.9 million, respectively.

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

All other intangible assets are amortized on a straight-line basis over their expected economic life, generally one to five years. The value assigned to the Ford contract in connection with the Ford acquisition is being amortized as a discount to revenue over the minimum term of the contract. Beginning July 1, 2003, the amount allocated to the GE contract and customer relationship acquired in the acquisition of GE’s internal US customs operations will be amortized as a discount to revenue over five years, the estimated useful life of the asset.

Stock Options

The Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Under the intrinsic-value method prescribed in APB No. 25, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No options granted during the first and second quarters of 2003 and 2002 were granted with exercise prices that were less than the current market price. Had compensation expense for the Company’s 1996 Plan, 2000 Plan and Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss, as reported	$(612)	$(4,471)	$(1,490)	$(6,656)
Add: stock-based compensation included in net loss, net of tax	275	710	645	1,562
Deduct: stock-based compensation determined under the fair value method for all awards, net of tax	(9,566)	(3,898)	(11,640)	(8,939)
Pro forma net loss	$(9,903)	$(7,659)	$(12,485)	$(14,033)
Pro forma net loss per share	$(0.24)	$(0.19)	$(0.31)	$(0.35)

Income Taxes

Deferred taxes are recorded utilizing the asset and liability method as prescribed by SFAS No. 109, Accounting for Income Taxes, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

For the first and second quarters of 2003 and 2002, the tax provision was comprised of state and foreign taxes. No provision for federal income taxes has been recorded for the first and second quarters of 2003 and 2002, due to accumulated net operating losses. The Company has recorded a valuation allowance for the full amount of its net deferred tax assets because of the uncertainty surrounding the timing of the realization of these future tax benefits.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interest in variable interest entities created or obtained after January 31, 2003. The interpretation is applied to the enterprise no later than the end of the first reporting period beginning after June 15, 2003. The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the interpretation becomes effective. The adoption of this interpretation is not expected to have a material effect on the Company’s financial statements.

In March 2003, the Emerging Issues Task Force issued a preliminary consensus on EITF No. 01-08, Determining Whether an Arrangement Contains a Lease. This guidance is effective for arrangements entered into in fiscal periods beginning after May 28, 2003. EITF No. 01-08 discusses the criteria necessary to determine if an arrangement contains a lease. The adoption of EITF No. 01-08 is not expected to have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company’s financial statements.

3.                                      Restructuring

The Company recorded approximately $2.0 million and $1.6 million of restructuring costs, respectively, during the second and third quarters of 2002. The Company reduced its restructuring reserve during the fourth quarter of 2002 by approximately $274,000, based on differences between actual costs incurred compared to their original estimates. Costs associated with the termination of employees totaled approximately $1.1 million. Costs associated with the closing of redundant facilities, the cancellation of certain contracts, and other non-personnel related actions totaled approximately $2.2 million. As of December 31, 2002, the balance of the restructuring reserve was approximately $1.3 million. The Company paid approximately $146,000 of these costs in the second quarter of 2003 and $577,000 in the six months ended June 30, 2003. As of June 30, 2003, the balance of the restructuring reserve was approximately $800,000. The Company expects to pay out the remainder of the restructuring reserve in 2003 and 2004.

4.                                      Acquisitions

2003 Acquisition

On June 19, 2003, the Company acquired General Electric Company’s (“GE”) internal U.S. customs operations. The Company also entered into a managed services agreement under which Vastera will manage the U.S. customs operations for five of GE’s US divisions for a minimum term of 3 years. The purchase method of accounting has been applied to this acquisition, and accordingly, the results of GE’s internal US customs operations will be included in the Company’s operations beginning July 1, 2003, the effective date of the acquisition.

In exchange for its internal US customs operations, GE received $3.0 million and 51,046 shares of the Company’s common stock valued at approximately $312,000. The purchase price, including transaction costs of approximately $62,000, has been preliminarily allocated based on fair values as follows:

Value
Prepaid expenses	$126
Property and equipment	150
Acquired technology and know-how	1,000
GE contract and customer relationship	200
Goodwill	1,898
$3,374

Beginning July 1, 2003, the amount allocated to the acquired technology and know-how intangible will be amortized on a straight-line basis over five years, the estimated useful life of the asset. Beginning July 1, 2003, the amount allocated to the GE contract and customer relationship will be amortized as a discount to revenue over five years, the estimated useful life of the asset.

2002 Acquisitions

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

	Pro Forma for the Six Months Ended June 30, 2002	Pro Forma for the Year Ended December 31, 2001
	(unaudited)	(unaudited)
Total revenues	$38,020	$69,715
Net loss	(6,976)	(48,704)
Pro forma basic and diluted loss per common share	(0.18)	(1.28)

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the periods presented or the future results of the combined operations.

5.                                      Long-Term Debt:

Line of Credit

In July 2002, the Company refinanced $3.9 million of outstanding debt under its former credit facility with a new facility from Comerica Bank. The term loan matures in June 2004 and bears interest at the bank’s prime rate plus 50 basis points (4.50% as of June 30, 2003). The balance outstanding under the term loan was approximately $2.0 million as of June 30, 2003. The Company also obtained a secured revolving line of credit (“Line of Credit”) and an equipment line of credit (“Equipment Line of Credit”) with Comerica Bank.

The Company may borrow up to $10.0 million under the Line of Credit, with a $2.5 million sub-limit for the issuance of letters of credit. Advances under the Line of Credit are limited to the lesser of $10 million or 80% of eligible accounts receivable, as defined in the loan agreement. The Line of Credit bears interest at the bank’s prime rate  (4.00% as of June 30, 2003). The Line of Credit matures in July 2004. There was no outstanding balance under the Line of Credit as of June 30, 2003.

The Company may borrow up to $5.0 million under the Equipment Line of Credit that bears interest at the bank’s prime rate plus 50 basis points (4.50% as of June 30, 2003). The Equipment Line of Credit has two interest-only payment periods and matures in July 2005. In the first quarter of 2003, the Company borrowed approximately $614,000 against the Equipment Line of Credit. The outstanding balance under the Equipment Line of Credit was approximately $532,000 as of June 30, 2003. On July 30, 2003, the Company borrowed approximately $488,000 against its Equipment Line of Credit.

The terms of the Line of Credit and Equipment Line of Credit require the Company to comply with certain financial covenants, including, restrictions and limitations on future indebtedness, sales of assets and material changes in the business. The financial covenants include a minimum modified quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.5 to 1.0. Under the most restrictive of the financial covenants, the Company’s quarterly pro forma income cannot be less than $0. Through June 30, 2003, the Company was in compliance with these covenants.

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

Capital Lease Obligations

In the first quarter of 2003, the Company obtained a new equipment leasing arrangement with a vendor for approximately $886,000. Amounts borrowed are payable over 36 months. Total capital lease obligations outstanding as of June 30, 2003, were approximately $878,000.

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

In certain of its software license arrangements, the Company has agreed to indemnify customers for damages, if any, they might incur as a result of a claim brought for intellectual property infringement. The Company is unable to estimate the maximum exposure of such indemnifications due to the inherent uncertainty and the varying nature of the contractual terms.

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

The following table summarizes the Company’s three segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Managed services	$13,644	$11,044	$27,259	$21,974
Software	2,885	3,109	5,616	6,628
Services	4,995	4,185	9,593	8,791
Total revenues	21,524	18,338	42,468	37,393

Gross Profit:
Managed services	6,145	5,633	12,324	11,186
Software	2,173	2,442	4,222	5,425
Services	1,358	894	2,587	2,123
Gross profit	9,676	8,969	19,133	18,734

Net loss:
Unallocated expense	(10,279)	(13,577)	(20,651)	(25,741)
Interest income	204	354	433	771
Interest and other expense	(56)	(126)	(97)	(238)
Income tax	(157)	(91)	(308)	(182)
Net loss	$(612)	$(4,471)	$(1,490)	$(6,656)

Geographic Information

The Company sells its products and services through its offices in the United States, Brazil, Canada, Mexico, Germany, Japan, and the United Kingdom. Information regarding revenues and long-lived assets attributable to the United States and to all foreign countries is stated below. The geographic classification of product and services revenues was based upon the location of the customer. Vastera’s product and services revenues were generated in the following geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
United States	$15,813	$15,072	$31,750	$31,051
Other North America	2,609	2,059	4,706	4,126
Europe	2,053	278	3,829	482
Other international regions	1,049	929	2,183	1,734
Total revenues	$21,524	$18,338	$42,468	$37,393

The Company’s tangible long-lived assets were located as follows (in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)
United States	$10,934	$10,729
Other North America	923	839
Europe	244	278
Other international locations	105	88
Total long-lived assets	$12,206	$11,934

Significant Customers

For the quarters ended June 30, 2003 and 2002, Ford accounted for 31% and 34% of total revenues, respectively. For the six months ended June 30, 2003 and 2002, Ford accounted for 30% and 35% of total revenues, respectively. For the quarter and six months ended June 30, 2003, Lucent Technologies accounted for 15% of total revenues. There were no other customers that accounted for greater than 10% of the Company’s revenues for the quarters or six months ended June 30, 2003 and 2002. For the quarters ended June 30, 2003 and 2002, the Company derived approximately 65% and 61%, respectively, of total revenues from its top five customers. For the six months ended June 30, 2003 and 2002, the Company derived approximately 66% and 61%, respectively, of total revenues from its top five customers.

8.                                      Transactions with Ford Motor Company:

On August 29, 2000, the Company acquired Ford’s global customs operations and merged Ford’s global customs operations into its managed services operations. Ford received 8,000,000 shares of the Company’s common stock valued at approximately $79.2 million in consideration at the time of the transaction. As of June 30, 2003, Ford owned 8,000,000 shares, or approximately 19.4% of the Company’s common stock.

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

In February 2002, the Company amended its agreement with Ford U.S. to provide for quarterly minimum transaction levels in lieu of annual minimum transaction levels. By amending the agreement in this manner, the Company was able to bill Ford on a quarterly basis for the transactions processed in excess of the minimum levels. In connection with the amendment, the Company agreed to reduce Ford’s U.S. aggregate annual minimum revenue guarantee from $11.6 million to $11.0 million. For the quarter and six months ended June 30, 2002, the Company derived approximately $1.0 million and $2.5 million, respectively, in revenues related to transactions in excess of the quarterly minimum.

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

For the quarters ended June 30, 2003 and 2002, Ford accounted for 31% and 34% of total revenues, respectively. For the six months ended June 30, 2003 and 2002, Ford accounted for 30% and 35% of total revenues, respectively. As of June 30, 2003 and December 31, 2002, Ford owed the Company approximately $4.8 million and $3.0 million, or 26% and 16%, of the Company’s total accounts receivable, respectively.

The Company reimburses Ford for expenses incurred by Ford for the Company’s use of Ford’s facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology. For the quarters ended June 30, 2003 and 2002, the Company paid Ford approximately $1.9 million, and $1.4 million, respectively. For the six months ended June 30, 2003 and 2002, the Company paid Ford approximately $3.9 million and $2.7 million, respectively. These payments increased beginning in December 2002 when the Company assumed responsibility for managing Ford’s operations in Europe. However, the Company expects payments to decrease in the future as the Company leverages its existing facilities and employees and deploys its own technology.

9.                                      Stock-based Compensation

In October 2002, the Company offered each employee an opportunity to cancel certain stock options (the “Options Exchange”) in exchange for the right to receive a future stock option grant for the same number of shares six months and one day from the date of cancellation with a strike price equal to the market price on the new grant date. Options to purchase approximately 3.8 million shares were cancelled pursuant to the Options Exchange. In April 2003, the Company issued replacement options to employees to purchase approximately 3.6 million shares of common stock at an exercise price of $4.06 per share in exchange for the options previously canceled. The vesting schedule of the canceled options remained in effect for the replacement options. The Company deferred the issuance of annual option grants to employees during this six-month period and accordingly, in April 2003, the Company issued additional options to purchase 930,000 shares of common stock to these employees at an exercise price of $4.06 per share. As of June 30, 2003, options to purchase approximately 8,538,000 shares of common stock were outstanding.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for it stock option plan. The Company recorded deferred compensation cost of approximately $6.4 million in the last six months of 1999 and approximately $13.4 million in the first nine months of 2000. On March 29, 2001, the Company also recorded approximately $465,000 of deferred compensation in connection with the issuance of options to acquire 64,000 shares of its common stock in exchange for the unvested Speedchain stock options it assumed in the related business combination. These deferred compensation amounts represent the aggregate difference between the exercise price and the fair value for accounting purposes of the underlying shares of common stock at the date of grant. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis over the applicable vesting period. Stock-based compensation, which has been separately identified in the accompanying condensed consolidated statement of operations, has not been included in costs of revenues, sales and marketing, research and development, and general and administrative expense as indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of managed services revenues	$8	$20	$18	$44
Cost of software revenues	1	3	3	7
Cost of services revenues	39	99	91	218
Sales and marketing	110	286	258	628
Research and development	27	69	63	152
General and administrative	90	233	212	513
Total stock-based compensation	$275	$710	$645	$1,562

10.                               Supplemental Information:

Cash Flow Information

Cash paid for interest was approximately $81,000 and $252,000 for the six months ended June 30, 2003 and 2002, respectively. Noncash activities were as follows (in thousands):

	Six Months Ended June 30,
	2003	2002
	(unaudited)
Increase in capital lease obligations	$886	$1,243
Issuance of common stock and stock options in acquisitions	312	6,933
Assumed liabilities, transaction costs and other, net of tangible assets and deferred revenue acquired in acquisitions	(214)	2,040

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Report, which are deemed to be incorporated into this section. Our actual results could differ materially from those anticipated in such forward—looking statements due to various factors, including, but not limited to, those set forth under “Risks Relating to our Business” and elsewhere in this Report.

Some of the statements we make in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements as expressed or implied by such forward-looking statements not to be achieved fully. These forward-looking statements relate to future events and our future financial performance. In some cases, you can identify forward-looking statements by words such as “may,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” and “continue,” or the negative of such terms or other comparable words. These statements are only predictions and included risks and uncertainties particularly those described in this Report under the caption “Risks Relating to Our Business.”  Consequently, our actual results may differ materially from those expressed or implied by these forward-looking statements.

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

Relationship with Ford Motor Company

In August 2000, we entered into an agreement to acquire Ford Motor Company’s global customs operations and merged Ford’s global customs operations into our managed services operations. The Ford operations that were merged into us consisted of Ford personnel and technology utilized by Ford to manage its international trade transactions. By combining our existing technology and intellectual capital with that acquired from Ford, we intend to expand our managed services to companies of varying sizes on a global basis. Ford received 8,000,000 shares of our common stock, valued at approximately $79.2 million at the time of the transaction. As of June 30, 2003, Ford owned 8,000,000 shares, or approximately 19.4% of our common stock.

In August 2000, we also entered into a Global Trade Management services agreement under which we manage Ford’s global trade operations. In January 2001 and March 2001, we expanded the Global Trade Management services we provide to Ford by assuming responsibility for administering and managing Ford’s global trade operations in Mexico and Canada, respectively. In November 2002, we further expanded the Global Trade Management services we provide to Ford by assuming responsibility for administering and managing Ford’s global trade operations in the United Kingdom, Germany, Belgium, and Spain (collectively, “Ford Europe”). Our agreements with Ford initially had a minimum term of four years.

These agreements provide us with a guaranteed, predictable, and recurring revenue stream from Ford. We expect to derive at least $25 million in revenues on an annual basis from our agreements with Ford U.S., Ford Mexico, Ford Canada, and Ford Europe.

We believe our client relationship with Ford will have a significant impact on our total revenues and is expected to account for greater than 10% of our revenues for the foreseeable future.

For the quarters ended June 30, 2003 and 2002, Ford accounted for 31% and 34% of our total revenues, respectively. For the six months ended June 30, 2003 and 2002, Ford accounted for 30% and 35% of our total revenues, respectively. As of June 30, 2003 and December 31, 2002, Ford owed us approximately $4.8 million and $3.0 million, or 26% and 16%, of our total accounts receivable, respectively.

In February 2002, we amended our agreement with Ford U.S. to provide for quarterly minimum transaction levels in lieu of annual minimum transaction levels. By amending the agreement in this manner, we were able to bill on a quarterly basis the transactions processed in excess of the minimum levels. In connection with the amendment, we agreed to reduce Ford’s U.S. aggregate annual minimum revenue guarantee from $11.6 million to $11.0 million. For the quarter and six months ended June 30, 2002, we derived approximately $1.0 million and $2.5 million, respectively, in revenues related to transactions in excess of the quarterly minimum.

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

Acquisitions

On June 19, 2003, we acquired GE’s internal U.S. customs operations. We also entered into a managed services agreement under which Vastera will manage the U.S. customs operations for five of GE’s US divisions for a minimum term of 3 years. The purchase method of accounting has been applied to this acquisition, and accordingly, the results of GE’s internal US customs operations will be included in our operations beginning July 1, 2003, the effective date of the acquisition. In exchange for its internal US customs operations, GE received $3.0 million and 51,046 shares of our common stock valued at approximately $312,000. The purchase price, including transaction costs of approximately $62,000, totaled approximately $3.4 million.

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

On February 12, 2002, we acquired Imanet, an Ontario corporation for approximately $2.5 million. Imanet was a provider of Global Trade Management solutions in Canada. We paid $850,000 in cash, issued approximately 90,000 shares of its common stock, valued at approximately $1.4 million, and paid approximately $300,000 in transaction and issuance costs.

On March 8, 2002, we acquired Bergen Informatica Ltda. (“Bergen”) for approximately $6.4 million. Bergen was a provider of Global Trade Management solutions in Brazil. We paid $2.4 million in cash, issued approximately 223,000 shares of its common stock, valued at approximately $3.1 million, and incurred approximately $900,000 in transaction and issuance costs, including the issuance 10,000 shares of common stock valued at approximately $71,000 to an investment advisor.

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

Critical Accounting Policies

We consider our accounting policies related to revenue recognition, deferred revenues, internal use software and intangible assets to be critical to our business operations and the understanding of our results of operations. The impact and associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a summary of significant accounting policies used in the preparation of our consolidated financial statements, see the Notes to our Consolidated Financial Statements in Item 1 of this Report. Our preparation of this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot be sure that actual results will not differ from those estimates.

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

Software Revenues

Software revenues consist of term license revenues, perpetual software license revenues, and transaction-based revenues. We recognize revenue from the sale of software products in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition.

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

For multiple-element arrangements where we provide both software and services, we defer the service fee, based on vendor-specific objective evidence of fair value, and recognize the services as performed.

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

Internal Use Software

In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize costs associated with the implementation and integration of our trade management platform to our managed services operations, related to certain capitalizable tasks including the technical design, system configuration and testing phases of the integration process. Judgment is involved in determining which development tasks associated with the platform integration are capitalizable pursuant to SOP 98-1. We capitalized approximately $93,000 and $463,000 in the second quarters of 2003 and 2002, respectively, and $284,000 and $810,000 in the six months ended June 30, 2003 and 2002, respectively. These costs are amortized as costs of managed services revenues over three years, and amortization commences upon the completion of the integration to the Vastera platform. We began amortizing these costs in the fourth quarter of 2002. Total amortization expense in the three months and six months ended June 30, 2003 was approximately $97,000 and $220,000, respectively. Net capitalized costs on the balance sheets as of June 30, 2003 and December 31, 2002 were approximately $1.6 million and $1.5 million, respectively.

Goodwill and Intangible Assets

As of June 30, 2003, we had recorded goodwill and intangible assets of approximately $77.4 million related to our acquisitions.

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

All other identifiable intangible assets are amortized on a straight-line basis over their expected economic lives, generally one to five years. The value assigned to the Ford contract is being amortized as a discount to revenue over the minimum term of the contract. Beginning July 1, 2003, the amount allocated to the GE contract and customer relationship acquired in the acquisition of GE’s internal US customs operations will be amortized as a discount to revenue over five years, the estimated useful life of the asset. Beginning July 1, 2003, the amount allocated to the acquired technology and know-how intangible acquired in the acquisition of GE’s internal US customs operations will be amortized on a straight-line basis over five years, the estimated useful life of the asset. In the aggregate, amortization of intangible assets for the quarters ended June 30, 2003 and 2002 was approximately $707,000 and $740,000, respectively, and $1.4 million and $1.2 million for the six months ended June 30, 2003 and 2002, respectively. In the aggregate, amortization of these identified intangibles is expected to be approximately $2.8 million, $2.6 million, $1.2 million, $1.2 million, $885,000 and $100,000 in 2003, 2004, 2005, 2006, 2007, and 2008, respectively.

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

Management’s Disclosure of Non-GAAP Financial Measures

From time to time, management makes public disclosures, other than through our financial filings on Form 10-Q or Form 10-K, of certain financial measures such as pro forma earnings (loss) and EBITDA, as adjusted (as defined below), that are not considered GAAP financial measures. Only July 24, 2003, we issued an earnings press release that was furnished as an exhibit to a Form 8-K filed the same day. This press release contains reconciliations of pro forma earnings (loss) and EBITDA, as adjusted, to net loss.

To assess fully our financial operating results, management believes that pro forma earnings (loss) is a useful way to measure our operating performance and liquidity, because it reflects more accurately our operating performance for the reporting period by excluding those charges associated with past events that are not related to current operations or, in the case of income taxes, amounts that are not used to measure operating performance but rather are derived from it. The excluded intangible amortization expense is associated with identifiable intangible assets from acquisitions. The excluded stock-based compensation pertains to deferred non-cash compensation charges recorded in connection with the initial public offering of our shares of common stock and from acquisitions.

EBITDA, as adjusted, excludes intangible amortization expense, restructuring, stock-based compensation, income taxes, depreciation, amortization of revenue discount related to Ford contract, amortization of capitalized internal-use software costs, and other income, net. Management uses EBITDA, as adjusted, to measure and evaluate our operating performance and liquidity, because it reflects the resources available from the reporting period’s operations for operating and strategic opportunities including, among others, investing in the business, meeting financing obligations, making strategic acquisitions, and paying other cash obligations. Therefore, management believes EBITDA, as adjusted, is an appropriate measure to evaluate our operating performance and liquidity. These financial measures, however, should be considered in addition to, not as a substitute for or as being superior to, operating net losses, cash flows, or other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles.

Comparison of the Quarter Ended June 30, 2003 to the Quarter Ended June 30, 2002

Revenues

Total revenues.  Total revenues increased 17% to approximately $21.5 million for the quarter ended June 30, 2003 from approximately $18.3 million for the quarter ended June 30, 2002.

Managed services revenues.  Managed services revenues increased 24% to approximately $13.6 million for the quarter ended June 30, 2003 from approximately $11.0 million for the quarter ended June 30, 2002. For the quarter ended June 30, 2002, we derived approximately $1.0 million in revenue under our Ford U.S. global managed services agreement related to transactions in excess of the quarterly minimum. In July 2002, we amended our agreement with Ford U.S. to provide for billing Ford at a fixed annual rate instead of on a per transaction processed basis; therefore, excess transactions are no longer billable. Excluding the $1.0 million revenue related to excess transaction billings to Ford for the quarter ended June 30, 2002, managed services revenue increased for the quarter ended June 30, 2003 by 36% from the quarter ended June 30, 2002. We attribute this increase to the continued growth in our automotive and high-tech managed services client base and expansion of our responsibilities with existing customers, primarily Ford, Lucent, and Nortel. Revenues derived from our managed services agreements accounted for 63% of our total revenues for the quarter ended June 30, 2003, compared to 60% of our total revenues for the quarter ended June 30, 2002. We expect managed services revenues to account for approximately 60% to 70% of our total revenues for the foreseeable future.

Software revenues.  Software revenues decreased 7% to approximately $2.9 million for the quarter ended June 30, 2003 from approximately $3.1 million for the quarter ended June 30, 2002. We attribute this decrease to the conversion of several customers to managed services, the drop-off of revenue related to perpetual licenses sold in prior years and maintenance cancellations. Revenues derived from our software agreements accounted for 14% of our total revenues for the quarter ended June 30, 2003, compared to 17% of our total revenues for the quarter ended June 30, 2002. We expect software revenues to account for approximately 10% to 15% of our total revenues for the foreseeable future.

Services revenues.  Services revenues increased 19% to approximately $5.0 million for the quarter ended June 30, 2003 from approximately $4.2 million for the quarter ended June 30, 2002. We attribute this increase to the variability in the demand for our services from our customer base, the decline in services revenue in the quarter ended June 30, 2002 resulting from closing few software deals in the first quarter of 2002, and the accelerated timing of certain software integration projects during the quarter ended June 30, 2003. Services revenues accounted for 23% of our total revenues for both the quarters ended June 30, 2003 and 2002. We expect services revenues to continue to account for approximately 20% to 25% of our total revenues for the foreseeable future.

Cost of Revenues

Cost of managed services revenues.  Cost of managed services revenues consists of salaries and related expenses for our managed services organization, including payments to Ford for our use of Ford’s facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology, as well as the amortization of capitalized internal use software costs related to the implementation and integration of our trade management platform to our managed services operation.

Cost of managed services revenues increased 39% to approximately $7.5 million for the quarter ended June 30, 2003 from approximately $5.4 million for the quarter ended June 30, 2002. This increase was largely due to the growth of our managed services operations to support our growing client base and our European expansion. Cost of managed services revenues as a percentage of managed services revenues was 55% for the quarter ended June 30, 2003 and 49% for the quarter ended June 30, 2002. This increase as a percentage of managed services revenues resulted from our adding personnel and incurring infrastructure costs related to our European expansion and the $1.0 million of non-recurring revenue related to the excess transaction billing to Ford for the quarter ended June 30, 2002. Over time, we expect to realize productivity improvements from our investment in our support infrastructure and the leveraging of personnel in the performance of our managed services agreements. As we enter into large multi-year managed services agreements in new industry sectors or new geographic regions that may require significant investments in the related infrastructure, the costs associated with these managed services agreements may be greater in the initial year than in the later years when we realize productivity improvements from these infrastructure investments. Accordingly, we expect that our cost of managed services revenues may fluctuate on a quarterly or annual basis as a percentage of managed services revenues.

Cost of software revenues.  Cost of software revenues includes royalties owed to third parties for technology products integrated into our software products, as well as the cost of salaries and related expenses for our technical support organization.

Cost of software revenues increased 7% to approximately $712,000 for the quarter ended June 30, 2003 from approximately $667,000 for the quarter ended June 30, 2002. This increase was largely due to our investment in our client support infrastructure. Cost of software revenues as a percentage of software revenues was 25% for the quarter ended June 30, 2003, compared to 21% for the quarter ended June 30, 2002. This increase as a percentage of software revenues results from our additional investment in our client support infrastructure to support our new product offerings, as well as a reduction in our software revenues. We expect the cost of software revenues as a percentage of software revenues to remain in this approximate range for the foreseeable future, but this percentage may fluctuate in any given quarter or year.

Cost of services revenues.  Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting and training services provided to clients, as well as the cost of third parties we contract with to provide either application consulting or implementation services to our clients.

Cost of services revenues increased 11% to approximately $3.6 million for the quarter ended June 30, 2003 from approximately $3.3 million for the quarter ended June 30, 2002. This increase was largely due to the additional personnel costs associated with the additional work completed in the quarter. Cost of services revenues as a percentage of services revenues was 73% and 79% for the quarters ended June 30, 2003 and 2002, respectively. This decrease is consistent with the increase in revenue from the additional work completed during the second quarter of 2003. We expect the cost of services revenues as a percentage of services revenues to be approximately 70% to 75% on an annual basis, but this percentage may fluctuate outside this range in any given quarter or year.

Operating Expenses

Sales and marketing.  Sales and marketing expense consists primarily of salaries, commissions and bonuses earned by sales and marketing personnel, sales training events, public relations, advertising, trade shows and travel expenses related to both promotional events and direct sales efforts.

Sales and marketing expense decreased 29% to approximately $2.3 million for the quarter ended June 30, 2003 from approximately $3.3 million for the quarter ended June 30, 2002. This decrease was primarily due to a reduction in personnel and a reduction in promotional expenses. Sales and marketing expenses represented 11% of our total revenues for the quarter ended  June 30, 2003 and 18% for the quarter ended June 30, 2002. We anticipate that sales and marketing expenses will remain relatively stable as a percentage of total revenues for the foreseeable future.

Research and development.  Research and development expense consists primarily of salaries, benefits, and equipment for software developers, quality assurance personnel, program managers, and technical writers.

Research and development expense decreased 14% to approximately $3.0 million for the quarter ended June 30, 2003 from approximately $3.5 million for the quarter ended June 30, 2002. This decrease was primarily due to the transfer of some of our research and development activities to geographies with lower costs of labor, a reduction in personnel, and a reduction in the number of internal and contract software developers and quality assurance personnel needed to support our product development and testing activities. Research and development expenses represented 14% of our total revenues for the quarter ended June 30, 2003 and 19% for the quarter ended June 30, 2002. We believe that we must continue to invest in research and development in order to develop new products and services. We anticipate that research and development expenses will continue to decrease as a percentage of total revenues for the foreseeable future.

General and administrative.  General and administrative expense consists primarily of salaries, benefits, and related costs for executive, finance, administrative, and information services personnel.

General and administrative expense increased 18% to approximately $2.7 million for the quarter ended June 30, 2003 from approximately $2.3 million for the quarter ended June 30, 2002. This increase resulted from the addition of personnel to support the growth of our business, legal, and professional fees relating to our international expansion, and increased costs associated with the new public company regulations. General and administrative expenses represented 13% of our total revenues for both the quarters ended June 30, 2003 and 2002. We believe our general and administrative expenses will decrease as a percentage of total revenues but will remain relatively consistent in absolute dollars when compared to the quarter ended June 30, 2003.

Depreciation.  Depreciation expense increased 15% to approximately $1.3 million for the quarter ended June 30, 2003 from approximately $1.1 million for the quarter ended June 30, 2002. This increase resulted from the depreciation of fixed assets purchased to build the infrastructure needed to support the growth of our business. We believe our depreciation expense will increase in absolute dollar amounts as we continue to invest our infrastructure.

Intangible amortization expense.  Intangible amortization expense decreased 4% to approximately $707,000 for the quarter ended June 30, 2003 from approximately $740,000 for the quarter ended June 30, 2002. This decrease relates primarily to the fluctuations in foreign currency rates and the related translations into US dollars.

Restructuring.  The Company recorded approximately $2.0 million and $1.6 million of restructuring costs, respectively, during the second and third quarters of 2002. The Company reduced its restructuring reserve during the fourth quarter of 2002 by approximately $274,000, based on differences between actual costs incurred compared to their original estimates. Costs associated with the termination of employees totaled approximately $1.1 million. Costs associated with the closing of redundant facilities, the cancellation of certain contracts, and other non-personnel related actions totaled approximately $2.2 million. As of December 31, 2002, the balance of the restructuring reserve was approximately $1.3 million. The Company paid approximately $146,000 of these costs in the second quarter of 2003 and $577,000 in the six months ended June 30, 2003. As of June 30, 2003, the balance of the restructuring reserve was approximately $800,000. The Company expects to pay out the remainder of the restructuring reserve in 2003 and 2004.

Stock-based compensation.  We recorded deferred compensation of approximately $6.4 million in the last nine months of 1999 and approximately $13.1 million in 2000. These amounts represent the aggregate difference between the exercise price and the fair value for accounting purposes of the underlying common stock at the date of grant. On March 29, 2001, we recorded $465,000 of deferred compensation in connection with the unvested stock options that were assumed in connection with the Speedchain acquisition. These amounts are included as a component of stockholders’ equity and are being amortized on an accelerated basis over the applicable vesting period. For the quarters ended June 30, 2003 and 2002, we amortized approximately $275,000 and $710,000, respectively, of deferred compensation. We expect to amortize deferred compensation of approximately $941,000 and $45,000 for the years ending December 31, 2003 and 2004, respectively. The amount of stock option compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

In October 2002, we offered each employee an opportunity to cancel certain stock options (the “Options Exchange”) in exchange for the right to receive a future stock option grant for the same number of shares six months and one day from the date of cancellation with a strike price equal to the market price on the new grant date. Options to purchase approximately 3.8 million shares were cancelled pursuant to the Options Exchange. In April 2003, we issued replacement options to employees to purchase approximately 3.6 million shares of common stock at an exercise price of $4.06 per share in exchange for the options previously canceled. The vesting schedule of the canceled options remained in effect for the replacement options. We deferred the issuance of annual option grants to employees during this six-month period, and accordingly, in April 2003, we issued additional options to purchase 930,000 shares of common stock to these employees at an exercise price of $4.06 per share. As of June 30, 2003, options to purchase approximately 8,538,000 shares of common stock were outstanding.

Other income (expenses), net.  Other income (expenses), net fluctuates, based on the amount of cash balances available for investment, borrowings under our lines of credit, interest and other expenses related to our equipment borrowings, and realized gains and losses on investments. Other income (expenses), net decreased to approximately $148,000 for the quarter ended June 30, 2003 from approximately $228,000 for the quarter ended June 30, 2002. This decrease resulted from lower interest rates and lower cash and investment balances.

Income taxes.  For the quarters ended June 30, 2003 and 2002, the tax provision was comprised of state and foreign taxes. For the quarter ended June 30, 2003, the tax provision was greater than in previous quarters due to income-based withholding taxes incurred from foreign services revenue and the disallowance of net operating loss carryforwards in certain states where we do business. No provision for federal income taxes has been recorded for the quarters ended June 30, 2003 or 2002 due to our accumulated net operating losses. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the realization of these future tax benefits.

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

Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

Revenues

Total revenues.  Total revenues increased 14% to approximately $42.5 million for the six months ended June 30, 2003 from approximately $37.3 million for the six months ended June 30, 2002.

Managed services revenues.  Managed services revenues increased 24% to approximately $27.3 million for the six months ended June 30, 2003 from approximately $22.0 million for the six months ended June 30, 2002. For the six months ended June 30, 2002, we derived approximately $2.5 million in revenue under our Ford U.S. global managed services agreement related to transactions in excess of the quarterly minimums. In July 2002, we amended our agreement with Ford U.S. to provide for billing Ford at a fixed annual rate instead of on a per transaction processed basis; therefore, excess transactions are no longer billable. Excluding the $2.5 million revenue related to excess transaction billings to Ford for the six months ended June 30, 2002, managed services revenue increased for the six months ended June 30, 2003 by 40% from the six months ended June 30, 2002. We attribute this increase to the continued growth in our automotive and high-tech managed services client base and expansion of our responsibilities with existing customers, primarily Ford, Lucent, and Nortel. Revenues derived from our managed services agreements accounted for 64% of our total revenues for the six months ended June 30, 2003, compared to 59% of our total revenues for the six months ended June 30, 2002. We expect managed services revenues to account for approximately 60% to 70% of our total revenues for the foreseeable future.

Software revenues.  Software revenues decreased 15% to approximately $5.6 million for the six months ended June 30, 2003 from approximately $6.6 million for the six months ended June 30, 2002. We attribute this decrease to the conversion of several customers to managed services, the drop-off of revenue related to perpetual licenses sold in prior years, and maintenance cancellations. Revenues derived from our software agreements accounted for 13% of our total revenues for the six months ended June 30, 2003, compared to 18% of our total revenues for the six months ended June 30, 2002. We expect software revenues to account for approximately 10% to 15% of our total revenues for the foreseeable future.

Services revenues.  Services revenues increased 9% to approximately $9.6 million for the six months ended June 30, 2003 from approximately $8.8 million for the six months ended June 30, 2002. We attribute this increase to the variability in the demand for our services from our customer base, the decline in services revenue in the quarter ended June 30, 2002 resulting from closing few software deals in the first quarter of 2002 and the accelerated timing of certain software integration projects in the quarter ended June 30, 2003. Services revenues accounted for 23% of our total revenues for both the six months ended June 30, 2003 and 2002. We expect services revenues to continue to account for approximately 20% to 25% of our total revenues for the foreseeable future.

Cost of Revenues

Cost of managed services revenues.  Cost of managed services revenues increased 38% to approximately $14.9 million for the six months ended June 30, 2003 from approximately $10.8 million for the six months ended June 30, 2002. This increase was largely due to the growth of our managed services operations to support our growing client base and our European expansion. Cost of managed services revenues as a percentage of managed services revenues was 55% for the six months ended June 30, 2003 and 49% for the six months ended June 30, 2002. This increase as a percentage of managed services revenues resulted from our adding personnel and incurring infrastructure costs related to our European expansion and the $2.5 million of non-recurring revenue related to the excess transaction billing to Ford for the six months ended June 30, 2002. Over time, we expect to realize productivity improvements from our investment in our support infrastructure and the leveraging of personnel in the performance of our managed services agreements. As we enter into large multi-year managed services agreements in new industry sectors or new geographic regions that may require significant investments in the related infrastructure, the costs associated with these managed services agreements may be greater in the initial year than in the later years when we realize productivity improvements from these infrastructure investments. Accordingly, we expect that our cost of managed services revenues may fluctuate on a quarterly or annual basis as a percentage of managed services revenues.

Cost of software revenues.  Cost of software revenues increased 16% to approximately $1.4 million for the six months ended June 30, 2003 from approximately $1.2 million for the six months ended June 30, 2002. This increase was largely due to our investment in our client support infrastructure. Cost of software revenues as a percentage of software revenues was 25% for the six months ended June 30, 2003, compared to 18% for the six months ended June 30, 2002. This increase as a percentage of software revenues results from our additional investment in our client support infrastructure to support our new product offerings, as well as a reduction in our software revenues. We expect the cost of software revenues as a percentage of software revenues to remain in this approximate range for the foreseeable future, but this percentage may fluctuate in any given quarter or year.

Cost of services revenues.  Cost of services revenues increased 5% to approximately $7.0 million for the six months ended June 30, 2003 from approximately $6.7 million for the six months ended June 30, 2002. This increase was largely due to the additional personnel costs associated with the additional work completed in the three months ended June 30, 2003. Cost of services revenues as a percentage of services revenues was 73% and 76% for the six months ended June 30, 2003 and 2002, respectively. We expect the cost of services revenues as a percentage of services revenues to be approximately 70% to 75% on an annual basis, but this percentage may fluctuate outside this range in any given quarter or year.

Operating Expenses

Sales and marketing.  Sales and marketing expense decreased 31% to approximately $4.5 million for the six months ended June 30, 2003 from approximately $6.6 million for the six months ended June 30, 2002. This decrease was primarily due to a reduction in personnel and a reduction in promotional expenses. Sales and marketing expenses represented 11% of our total revenues for the six months ended June 30, 2003 and 18% for the six months ended June 30, 2002. We anticipate that sales and marketing expenses will remain relatively stable as a percentage of total revenues for the foreseeable future.

Research and development.  Research and development expense decreased 19% to approximately $6.0 million for the six months ended June 30, 2003 from approximately $7.4 million for the six months ended June 30, 2002. This decrease was primarily due to the transfer of some of our research and development activities to geographies with lower costs of labor, a reduction in personnel, and a reduction in the number of internal and contract software developers and quality assurance personnel needed to support our product development and testing activities. Research and development expenses represented 14% of our total revenues for the six months ended June 30, 2003 and 20% for the six months ended June 30, 2002. We believe that we must continue to invest in research and development in order to develop new products and services. We anticipate that research and development expenses will continue to decrease as a percentage of total revenues for the foreseeable future.

General and administrative. General and administrative expense increased 13% to approximately $5.5 million for the six months ended June 30, 2003 from approximately $4.9 million for the six months ended June 30, 2002. This increase resulted from the addition of personnel and technology infrastructure to support the growth of our business, legal and professional fees relating to our international expansion, and increased costs associated with the new public company regulations. General and administrative expenses represented 13% of our total revenues for both the quarters ended June 30, 2003 and 2002. We believe our general and administrative expenses will decrease as a percentage of total revenues but will remain relatively consistent in absolute dollars when compared to the six months ended June 30, 2003.

Depreciation.  Depreciation expense increased 24% to approximately $2.6 million for the six months ended June 30, 2003 from approximately $2.1 million for the six months ended June 30, 2002. This increase resulted from the depreciation of fixed assets purchased to build the infrastructure needed to support the growth of our business. We believe our depreciation expense will increase in absolute dollar amounts as we continue to invest our infrastructure.

Intangible amortization expense.  Intangible amortization expense increased 16% to approximately $1.4 million for the six months ended June 30, 2003 from approximately $1.2 million for the six months ended June 30, 2002. This increase resulted from the full quarter effect of the amortization from the identified intangible assets acquired in the three acquisitions completed in the first quarter of 2002, offset slightly by a decrease in intangible amortization expense due to the fluctuations in foreign currency rates and the related translations into US dollars.

Restructuring.  The Company recorded approximately $2.0 million and $1.6 million of restructuring costs, respectively, during the second and third quarters of 2002. The Company reduced its restructuring reserve during the fourth quarter of 2002 by approximately $274,000, based on differences between actual costs incurred compared to their original estimates. Costs associated with the termination of employees totaled approximately $1.1 million. Costs associated with the closing of redundant facilities, the cancellation of certain contracts, and other non-personnel related actions totaled approximately $2.2 million. As of December 31, 2002, the balance of the restructuring reserve was approximately $1.3 million. The Company paid approximately $146,000 of these costs in the second quarter of 2003 and $577,000 in the six months ended June 30, 2003. As of June 30, 2003, the balance of the restructuring reserve was approximately $800,000. The Company expects to pay out the remainder of the restructuring reserve in 2003 and 2004.

Stock-based compensation.  We recorded deferred compensation of approximately $6.4 million in the last nine months of 1999 and approximately $13.1 million in 2000. These amounts represent the aggregate difference between the exercise price and the fair value for accounting purposes of the underlying common stock at the date of grant. On March 29, 2001, we recorded $465,000 of deferred compensation in connection with the unvested stock options that were assumed in connection with the Speedchain acquisition. These amounts are included as a component of stockholders’ equity and are being amortized on an accelerated basis over the applicable vesting period. For the six months ended June 30, 2003 and 2002, we amortized approximately $645,000 and $1.6 million, respectively, of deferred compensation. We expect to amortize deferred compensation of approximately $941,000 and $45,000 for the years ending December 31, 2003 and 2004, respectively. The amount of stock option compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

In October 2002, we offered each employee an opportunity to cancel certain stock options (the “Options Exchange”) in exchange for the right to receive a future stock option grant for the same number of shares six months and one day from the date of cancellation with a strike price equal to the market price on the new grant date. Options to purchase approximately 3.8 million shares were cancelled pursuant to the Options Exchange. In April 2003, we issued replacement options to employees to purchase approximately 3.6 million shares of common stock at an exercise price of $4.06 per share in exchange for the options previously canceled. The vesting schedule of the canceled options remained in effect for the replacement options. We deferred the issuance of annual option grants to employees during this six-month period, and accordingly, in April 2003, we issued additional options to purchase 930,000 shares of common stock to these employees at an exercise price of $4.06 per share. As of June 30, 2003, options to purchase approximately 8,538,000 shares of common stock were outstanding.

Other income (expenses), net.  Other income (expenses), net fluctuates, based on the amount of cash balances available for investment, borrowings under our lines of credit, interest and other expenses related to our equipment borrowings, and realized gains and losses on investments. Other income (expenses), net decreased to approximately $336,000 for the six months ended June 30, 2003 from approximately $533,000 for the six months ended June 30, 2002. This decrease resulted from lower interest rates and lower cash and investment balances.

Income taxes.  For the quarters ended June 30, 2003 and 2002, our tax provision was comprised of state and foreign taxes. For the six months ended June 30, 2003, our tax provision was greater than in previous periods due to income-based withholding taxes incurred from foreign services revenue and the disallowance of net operating loss carryforwards in certain states where we do business. No provision for federal income taxes has been recorded for the quarters ended June 30, 2003 or 2002 due to our accumulated net operating losses. We have recorded a valuation allowance for the full amount of our net deferred tax assets because of the uncertainty surrounding the realization of these future tax benefits.

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

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $51.6 million as of June 30, 2003, a decrease of $5.3 million from $56.9 million as of December 31, 2002.

In July 2002, we refinanced $3.9 million of outstanding debt under our former credit facility with a new facility from Comerica Bank. The term loan matures in June 2004 and bears interest at the bank’s prime rate plus 50 basis points (4.50% as of June 30, 2003). The balance outstanding under the term loan was approximately $2.0 million as of June 30, 2003. We also obtained a secured revolving line of credit and an equipment line of credit with Comerica Bank.

We may borrow up to $10 million under the revolving line of credit, with a $2.5 million sub-limit for the issuance of letters of credit. Advances under the revolving line of credit are limited to the lesser of $10 million or 80% of eligible accounts receivable, as defined in the loan agreement. The revolving line of credit bears interest at the bank’s prime rate (4.00% as of June 30, 2003) and matures in July 2004. There was no outstanding balance under the revolving line of credit as of June 30, 2003.

We may borrow up to $5 million under the equipment line of credit that bears interest at the bank’s prime rate plus 50 basis points (4.50% as of June 30, 2003). The equipment line of credit has two interest-only payment periods and matures in July 2005. In the first quarter of 2003, we borrowed approximately $614,000 against the equipment line of credit. The outstanding balance under the equipment line of credit was approximately $532,000 as of June 30, 2003. On July 30, 2003, we borrowed approximately $488,000 against our equipment line of credit.

The terms of the revolving line of credit and equipment line of credit require us to comply with certain financial covenants, including, restrictions and limitations on future indebtedness, sale of assets and material changes in our business. The financial covenants include a minimum modified quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.5 to 1.0. Under the most restrictive of these financial covenants, our quarterly pro forma loss cannot exceed $1.5 million. Through June 30, 2003, we were in compliance with these covenants and expect to be in compliance for the next 12 months.

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

We have various capital leases due over 36-month to 48-month repayment periods that are collateralized by our intellectual property. In March 2003, we obtained a new equipment leasing arrangement with a vendor for approximately $886,000. Amounts borrowed are due over 36 months. Total capital lease obligations outstanding as of June 30, 2003, was approximately $878,000.

We reimburse Ford for certain expenses incurred by Ford for our use of Ford’s facilities, the costs of leased employees, and maintenance and expenses related to the acquired technology. We expect to pay approximately $450,000 in fees to Ford each month for reimbursement of these expenses. For the quarters ended June 30, 2003 and 2002, we paid Ford approximately $1.9 million and $1.4 million, respectively. For the six months ended June 30, 2003 and 2002, we paid Ford approximately $3.9 million and $2.7 million, respectively. These payments increased beginning in December 2002, when we assumed responsibility for managing Ford’s operations in Europe. However, we expect payments to decrease in the future as we leverage our existing facilities and employees and deploy our own technology.

Net cash used in operating activities totaled approximately $1.8 million for the six months ended June 30, 2003, compared to $2.6 million for the six months ended June 30, 2002. Net cash flows used in operating activities reflect the net losses of approximately $1.5 million and $6.7 million for the six months ended June 30, 2003 and 2002, respectively, and were partially offset by non-cash expenses relating to stock-based compensation, depreciation and intangible amortization expense, the provision for doubtful accounts, amortization of the revenue discount related to the Ford contract, and amortization of capitalized internal-use software costs. In addition, the net cash used in operating activities decreased for the six months ended June 30, 2003 due to increases in accounts receivable, prepaid expenses and other assets, and decreases in accounts payable and accrued expenses, partially offset by cash provided by increases in accrued compensation and benefits and deferred revenue.

Net cash used in investing activities was approximately $12.1 million for the six months ended June 30, 2003 compared to net cash provided by investing activities of approximately $5.1 million for the six months ended June 30, 2002. This change is due to our investing activities that included our acquisitions, additions of property and equipment, and purchases and sales of short-term investments. We anticipate that our capital expenditures will be relatively constant in the near term. We may also utilize our cash to acquire other companies.

Net cash provided by financing activities was approximately $1.2 million and $4.4 million for the six months ended June 30, 2003 and 2002, respectively. This change is due to our financing activities that included the net proceeds from the exercise of employee stock options, issuance of stock for the employee stock purchase plan, proceeds from our equipment line of credit and principal payments on our debt.

We expect to pay approximately $2.5 million, $1.6 million, $490,000 and $80,000 on our term loan, equipment line of credit, and capital lease obligations in 2003, 2004, 2005, and 2006, respectively. We will fund these commitments through our current cash resources and our future cash flow from operations.

We intend to continue investing in the expansion of our business, particularly in the area the build out of our global platform and infrastructure. Our future liquidity and capital requirements will depend on numerous factors, including:

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

Accordingly, until we generate enough profit from our operations to fund these investments fully, our cash, cash equivalents, and short-term investments are likely to continue to decline. In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies. We believe that our current cash resources will be sufficient to meet our working capital and capital requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In November 2002, the EITF reached a Consensus on EITF Issue No. 00-21, Revenue Arrangements With Multiple Deliverables, on when and how to allocate revenue from the sale of products and services delivered separately in a bundled sales arrangement. The Consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies, however, may elect to apply the Consensus to existing arrangements as well and to record the income-statement impact of the change as a cumulative effect of a change in accounting principle. We are currently analyzing the impact of EITF No. 00-21 on our financial statements. The adoption of this consensus is not expected to have a material effect on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interest in variable interest entities created or obtained after January 31, 2003. The interpretation is applied to the enterprise no later than the end of the first reporting period beginning after June 15, 2003. The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the interpretation becomes effective. The adoption of this interpretation is not expected to have a material effect on our financial statements.

In March 2003, the Emerging Issues Task Force issued a preliminary consensus on EITF No. 01-08, Determining Whether an Arrangement Contains a Lease. This guidance is effective for arrangements entered into in fiscal periods beginning after May 28, 2003. EITF No. 01-08 discusses the criteria necessary to determine if an arrangement contains a lease. The adoption of EITF No. 01-08 is not expected to have a material effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect our financial statements.

Risks Relating to Our Business

Before deciding to invest in us or to maintain or increase your investment, you should consider carefully the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our subsequent reports on Forms 10-K, 10-Q, and 8-K. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. The market price for our common stock could decline, and you may lose all or part of your investment.

We have a history of losses and expect to incur losses in the near future.

We incurred net losses of approximately $11.4 million, $45.8 million, $35.8 million, $10.5 million and $8.3 million in 2002, 2001, 2000, 1999, and 1998, respectively. Our accumulated deficit as of June 30, 2003 was approximately $184.0 million. We believe that the success of our business depends on our ability to significantly increase revenue and to limit increases in our operating expenses. If our revenues fail to grow at anticipated rates or our operating expenses increase without a corresponding increase in our revenues, or we fail to adjust operating expense levels appropriately, we may not be able to achieve or maintain profitability, which would increase the possibility that the value of your investment will decline.

Our inability to provide managed services successfully to existing and future clients would substantially reduce our revenues, increase our costs, hurt our reputation in our industry, and adversely affect our business.

As a critical element of our strategy, we intend to continue providing managed services to our current and future clients. These services range from providing operational management for a single global trade process to managing a client’s entire worldwide trade operation. We expect that, over time, the revenues we receive from providing managed services to these and future clients will continue to represent the largest portion of our total revenues. Any inability to perform our agreements with Ford, Lucent Technologies and Nortel Networks or to provide managed services successfully to our other clients would significantly reduce our revenues, increase our costs, hurt our reputation in our industry and adversely affect our business and results of operations.

There exists a significant concentration of our revenues among a few material customers.

In 2002, 2001, and 2000, we derived approximately 59%, 67%, and 38%, respectively, of our total revenues from our top five customers. For the six months ended June 30, 2003 and 2002, we derived approximately 66% and 61%, respectively, of total revenues from our top five customers. In 2002, 2001, and 2000, Ford accounted for 30%, 35%, and 17% of total revenues, respectively. For the six months ended June 30, 2003, Ford accounted for 30% of total revenues. In 2002, Lucent Technologies accounted for 11% of total revenues. For the six months ended June 30, 2003, Lucent Technologies accounted for 15% of total revenues. We expect such customer concentration of revenues to exist for the foreseeable future. There were no other customers that accounted for greater than 10% of the Company’s revenue. As we continue to expand our relationships with existing managed services customers and as we continue to sign contracts of a large magnitude with new customers, each such relationship will be of added significance to us. Additionally, we expect that we will continue to derive a significant portion of our total revenues from Ford and such other customers in the near future. Certain of our agreements permit our customers to terminate for convenience after a specified period of time. We cannot assure you that we will be able to maintain or renew these agreements. If any of these events occur, our results of operations and financial condition would be adversely affected.

Certain of our customers operate in industries that have been experiencing greater than normal difficulties in a declining economy. If the industries of which these companies are a part continue to experience economic difficulties, our business would be adversely affected.

During the past few years, there has been a decline in the economies of the U.S. and other countries. In addition, some of our customers operate in industries that have experienced greater difficulties than the overall economy. If these industries continue to experience difficulties, it could adversely affect our business and our ability to collect receivables from these customers.

Any restriction on our ability to access cost-effectively and legally a foreign country’s rules and regulations that we incorporate into our global trade content, Global Content, or any failure to update our Global Content timely to include changes in such rules and regulations, may compromise the effectiveness of our solutions and adversely impact our revenues.

The success of our Global Trade Management solutions for our clients depends on our ability to obtain or access the complex rules and regulations published by foreign governments governing a particular country’s import and export of goods. The foundation of our solutions, Global Content, is subject to rapid change at the initiative of foreign governments based on factors beyond our control. Any changes in a country’s rules and regulations relating to global trade that we are unable to include in our Global Content library may result in dissatisfied clients and possible litigation. Moreover, to the extent a foreign government restricts our access to its rules and regulations, charges a fee for such access or grants proprietary rights to such information to one or more of our competitors, our solutions may not be useful to, or cost efficient for, our current and future clients and our revenues could decrease.

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

•                  Our ability, and the associated timing, to convert our customers on to our technology platform;

•                  Price and solution competition in our industry;

•                  Changes in import/export laws;

•                  Changes in general economic conditions that may adversely affect technology companies in our industry;

•                  The timing of orders and our ability to satisfy all contractual obligations in customer contracts;

•                  Variability in the mix of our managed services, software, and consulting revenues; and

•                  Timing of new solution introductions and enhancements to our TradeSphere and TradePrism.com solutions.

Due to the foregoing factors, our annual or quarterly results of operations may not meet the expectations of securities analysts and investors, which may cause the price of our common stock to decline.

Our ability to achieve or maintain profitability will be constrained if we do not manage our rapid growth effectively.

During the past three years, we have significantly increased our employee base to meet increasing demand for our client solutions. As we expand our operations, we expect to increase the size of our employee base. Our management and operations have been strained by this growth and will continue to be strained by our anticipated growth. To compete effectively and to manage future growth, we must continue to improve our financial and management controls, reporting systems and procedures on a timely basis. We must also expand, train, and manage our employee base. If we are not successful in managing our growth, our ability to achieve and maintain profitability may be harmed.

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

Historically, we have financed our operations primarily through the sale of our equity securities. As of June 30, 2003, we had cash and cash equivalents of approximately $11.2 million plus short-term investments of approximately $40.5 million and an accumulated deficit of approximately $184.0 million. While we believe that our current cash resources will be sufficient to meet our working capital needs and finance capital expenditures for at least the next 12 months, we may need to raise additional debt or equity capital to fund expansion of our operations, to enhance our products and services, or to acquire or invest in complementary products, services, businesses or technologies. If we raise additional funds through further issuances of convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available on terms favorable to us, our operations and growth strategy may be adversely affected and the market price for our common stock could decline.

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

•                  Multiple, and possibly overlapping, tax structures and the burdens of complying with a wide variety of foreign laws;

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

Our solutions have a lengthy and unpredictable sales cycle that contributes to the uncertainty of our operating results. Clients typically view the purchase of our solutions as a significant and strategic decision. As a result, clients and potential clients generally evaluate our solutions and determine their impact on existing infrastructure over a lengthy period of time. Our sales cycle has averaged approximately six to nine months for software sales and nine to 12 months for managed services agreements, depending on a particular client’s implementation requirements and whether the client is new or is extending an existing implementation. The license of our software products may be subject to delays if the client has lengthy internal budgeting, approval, and evaluation processes. Additionally, in the current economic environment, many companies have reduced their budgets for information technology spending. If companies continue reducing the spending on information technology assets, we may be subject to additional delays and corresponding reductions in sales of our software products. Additionally, we may incur significant selling and marketing expenses during a client’s evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or custom demonstration, before the client engages us. Larger clients may purchase our solutions as a part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays. In addition, any prolonged decline in the demand for technology products and services could reduce the market for our solutions, making sales more difficult. If revenues forecasted from a specific client for a particular quarter are not realized or are delayed to another quarter, we may experience an unplanned shortfall in revenues, which could adversely affect our operating results.

Any loss of our licensed third-party technology may result in increased costs of, or delays in, providing our solutions, which would harm our operating results.

We license technology from several companies on a non-exclusive basis that we have integrated into our TradeSphere product suite, including development tools and facilities from IBM (WebSphere and MQ Series) and Forte, which was acquired by Sun Microsystems. Our license with Sun Microsystems expires on December 31, 2005, and our license with IBM expires on June 30, 2006. If we cannot renew these technology licenses, we likely would face delays in the licensing of our TradeSphere products until equivalent technology, if any, is identified, licensed and integrated, and would adversely affect our operating results.

If we interpret and analyze incorrectly the various laws and regulations contained in our Global Content, we may face costly liability claims.

The foundation of our software solutions and managed services, Global Content, is a rules-based application that provides comprehensive management of government trade regulations and programs acquired, interpreted, and updated by Vastera’s in-country trade experts. Because of the legalistic and complex nature of Global Content, our inability to interpret and analyze accurately the rules and regulations upon which our Global Content is based may expose us to liability claims from our clients in connection with our current products and future products. Any provisions in our agreements with our clients designed to limit our exposure to potential product liability claims and any product liability insurance may not be adequate to protect us from such claims under our agreements. A successful product liability claim brought against us could harm our financial condition. Even if unsuccessful, any product liability claim could result in costly litigation and divert management’s attention and resources. In addition, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products and, therefore, any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions, and harm our reputation.

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

•                  Protective contractual provisions such as those contained in license agreements with consultants, vendors, and clients, although we have not signed such agreements in every case; and

•                  Copyright, trade secret, and trademark laws.

Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts. We may not become aware of these breaches or have adequate remedies available. We may need to litigate claims against third parties who infringe our intellectual property rights, which could be costly, time-consuming, and would divert management’s attention and resources.

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

We may incur substantial expenses in defending against any third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability, may divert management’s attention from our core business, and may disrupt our business. In addition, if we are unsuccessful in defending such claims, we may need to obtain a license to the technology, which may not be available on acceptable terms or at all.

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

In the past, we have acquired businesses to expand our operations or market presence, and we intend to continue our expansion by acquiring or investing in companies, assets or technologies that complement our business and offer opportunities for growth. These transactions involve many risks and challenges that we might not successfully overcome, including:

•                  Difficulties in assimilating technologies, products, personnel, and operations;

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

Your ability to influence corporate matters may be limited because our officers, directors, and affiliates will be able to control, and Ford will be able to influence, matters requiring stockholder approval and these parties may have interests that differ from yours.

As of June 30, 2003, our officers, directors, and affiliated entities, together with Ford, beneficially owned approximately 58.4% of the outstanding shares of our common stock. This concentration of ownership may delay, deter, or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock. Accordingly, these stockholders collectively may be able to control all matters requiring stockholder approval and, thereby, our management and affairs. Ford beneficially owns approximately 19.4% of the outstanding shares of our common stock. As the single largest stockholder of Vastera, Ford may exercise significant influence over corporate acts requiring stockholder approval, including a merger or sale of Vastera. Also, so long as Ford holds at least 5% of our common stock, it has the right to appoint a non-voting observer to our board of directors. Our officers, directors, and affiliated entities, together with Ford, may have interests that differ from your interests, and their decisions may negatively impact our future success.

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

Currently we do not use financial instruments to hedge operating expenses of our foreign subsidiaries. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. Amounts outstanding under our term loan and equipment line of credit arrangements expose us to interest rate risk if the prime rate increases. We had approximately $2.5 million in variable rate debt as of June 30, 2003. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material market risk. We do not hold or issue derivative securities, derivative commodity instruments, or other financial instruments for trading purposes. Therefore, no quantitative tabular disclosures are required.

Item 4:   Controls and Procedures

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, those disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms.

There have been no changes in our internal controls over financial reporting that occurred during the second quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

Item 2:          Changes in Securities and Use of Proceeds

We received net offering proceeds from our initial public offering in September 2000 of approximately $86.1 million. As of June 30, 2003 we have used approximately $54.1 million of the net proceeds from the initial public offering for general corporate purposes, principally working capital for our international acquisitions, increased domestic and international sales and marketing expenditures, product development expenditures, expenditures related to the expansion of our consulting services organization, and capital expenditures made in the ordinary course of business. The remaining portions of the net proceeds have been used for working capital.

We issued 51,046 shares of common stock in the quarter ended June 30, 2003 in connection with our acquisition of GE’s internal US customs operations. In issuing these shares, we relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder for exemptions from the registration requirements of the Securities Act. The entity to which these shares of common stock were issued to an accredited investor.

Item 3:          Defaults Upon Senior Securities

None.

Item 4:          Submission of Matters to a Vote of Security Holders

None.

Item 5:          Other Information

None.

Item 6:          Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(a)	Exhibits.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer, dated August 13, 2003.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated August 13, 2003.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer, dated August 13, 2003.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated August 13, 2003.

(b)	Reports on Form 8-K.

On July 24, 2003, we filed a Form 8-K furnishing a press release that announced our financial results for the quarter ended June 30, 2003 and presenting certain other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Dulles, Virginia on August 13, 2003.

VASTERA, INC.

By:	/s/ Maria Henry
Maria Henry,
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Kevin M. Boyce
Kevin M. Boyce,
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)

EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer, dated August 13, 2003.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated August 13, 2003.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer, dated August 13, 2003.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated August 13, 2003.