Form 10-K
period 2003-12-31
VASTERA INC
filed 2004-03-09
CIK 1075056

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
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
Common Stock, $0.01 par value per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒    No ☐

        As of March 4, 2004, there were 41,801,039 shares of the Registrant's common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant (based on the closing price for the common stock on the Nasdaq National Market on March 4, 2004 was approximately $171,384,000.

DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive proxy statement to be filed in conjunction with the Registrant's 2004 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2003.

VASTERA, INC.
FISCAL YEAR 2003 FORM 10-K ANNUAL REPORT

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

        The section entitled "Risk Factors" set forth below, and similar sections in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations, and financial condition. Before deciding to invest in our company or to maintain or increase your investment, you should consider carefully those risks, in addition to the other information contained in this Report and in our other filings with the SEC.

        This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which include, but are not limited to, statements concerning projected revenues, cost of revenues, expenses, operating income and net income, results of the future application of new accounting rules, market acceptance of our solutions, the competitive nature of and anticipated growth in our markets, our need for additional capital, and the success of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect management's belief and certain assumptions made by us based upon information available to us at the time of this Report. Words such as "anticipates," "expects," "intends," "plans, "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Report, are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results could, therefore, differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including those set forth in "Risk Factors" below. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS

Overview

        Vastera is the worldwide leader in providing solutions for Global Trade Management. We serve an international client base, including companies such as Alcatel, Dell, Ford Motor Company, GE, Lucent, Fonterra, Goodyear, Nortel Networks, and Seagate. Our clients utilize our solutions to manage their trade worldwide. We provide solutions to our clients that manage the information flows associated with the cross border components of importing and exporting goods. Our solutions enable clients to manage the complexities and inefficiencies inherent in global trading in a manner that allows them to capitalize on the large, highly fragmented, and rapidly growing opportunity that exist in the international market. We have three principal solution offerings for Global Trade Management, which are TradeSphere Solutions; Trade Management Consulting; and Managed Services. The foundation upon which our solution offerings are based is our collection of proprietary processes, data, rules, and regulations, which we call our Global Trade Content.

        We were founded in late 1991. Our initial solutions consisted almost exclusively of software solutions and implementation services associated with the installation of our software products. In July 2000, we undertook a fundamental shift in our product and services offerings when we acquired Ford Motor Company's global customs import operations, including a number of Ford's employees. The acquisition of Ford's global customs import operations enabled us to broaden significantly our solutions offerings by enabling us to provide trade management business process outsourcing services to our clients in the form of our Managed Services offering.

        Today, Managed Services is our principal line of business. While we have numerous Managed Services customers, our two largest customers, comprised of 69% of managed services revenues in 2003.

        At the time we acquired Ford's global customs import operations, we also entered into a Managed Services agreement that provides for us to administer, automate, and manage Ford's global trade import operations in the United States until August 2005. Subsequently, we expanded our relationship with Ford by assuming responsibility for administering and managing Ford's global trade import operations in Mexico, Canada, the United Kingdom, Spain, Belgium, and Germany (the United Kingdom, Spain, Belgium, and Germany Ford entities collectively referred to as "Ford Europe"). These agreements provide us with a guaranteed, predictable, and recurring revenue stream from Ford at least through 2005. We expect to derive at least $25 million in annual revenues from our agreements with Ford U.S., Ford Mexico, Ford Canada, and Ford Europe in 2004.

        In August 2001, we entered into a five-year Managed Services agreement with Lucent Technologies to manage Lucent's global trade operations in the United States. Subsequently, we expanded our relationship with Lucent by assuming responsibility for administering and managing Lucent's global trade operations in other countries in North America, Europe and in Brazil. From August 2001 through August 2004, we expect to generate approximately $25 million in aggregate revenues from our agreement with Lucent U.S. In August 2004, Lucent will be able to terminate the agreement for convenience with six months advance notice. We anticipate negotiating an extension to the agreement.

Other Acquisitions

        In June 2003, we acquired GE's internal U.S. customs import operations. We also entered into a Managed Services agreement pursuant to which we are managing the U.S. customs import operations for five of GE's divisions for a minimum term of three years. The financial results of GE's internal U.S. customs import operations have been included in our operations since July 1, 2003, the effective date of the acquisition. In exchange for selling us its internal U.S. customs import operations, GE received $3.0 million in cash and 51,046 shares of our common stock, valued at approximately $312,000. The purchase price totaled approximately $3.4 million, which includes transaction costs of approximately $62,000.

        As part of our strategy of expanding our global presence to enhance our competitive position worldwide, we acquired entities providing Global Trade Management Solutions in Mexico, Canada, and Brazil in the first quarter of 2002. In connection with all three acquisitions, we paid approximately $5.8 million in cash, issued to the sellers an aggregate 463,000 shares of our common stock with an aggregate value at the time of issuance of approximately $6.9 million, and incurred approximately $1.6 million in transaction and issuance costs, including the issuance of 10,000 shares of common stock valued at approximately $71,000 to an investment advisor.

Our Products and Services

        Our comprehensive solutions for Global Trade Management consist of TradeSphere Solutions; Trade Management Consulting; and Managed Services. Clients may select elements of each of our product and service offerings to address their specific needs and opportunities. This flexibility provides our clients with uniquely tailored solutions to automate and increase the efficiency of their global trade processes. The foundation upon which our solution offerings are based is our collection of proprietary processes, data, rules, and regulations, which we call our Global Trade Content.

Global Trade Content

        Our Global Trade Content is at the heart of our solutions. Global Trade Content is our rules-based application that provides comprehensive management of trade regulations and programs. This extensive base of electronic content serves as the repository for our entire suite of Global Trade Management solutions. Because of the global trade expertise and specialization required to acquire, interpret and update country-specific trade regulations, we employ a full-time content team dedicated exclusively to tracking and managing trade regulations and trade content and preferential programs. This team consists of individuals such as a former government compliance official, international trade lawyers, licensed customs brokers, and in-country data experts.

        Vastera offers various levels of content to its clients, from comprehensive content automation to document automation. Periodic regulatory and policy changes require us to update solutions on a regular basis to keep current with the latest country-specific trade regulations. To meet this need, daily updates and postings are made through TradePrism.com, our global trade exchange, and Vastera*Net, our private client exchange, from which updates and changes can be electronically applied. Information provided in our Global Content includes: trade data, government denied party lists, regulation updates and notices, trade committee meeting information, requests for public comment on regulatory issues, and final rulings on proposed regulation.

TradeSphere Solutions

        TradeSphere.    TradeSphere is our set of software applications that streamlines and automates the information exchanges associated with the cross-border movement of goods. TradeSphere components facilitate specific global trade functions, strategically manage the information required to trade globally, and enhance the efficient exchange of information and goods among extended members of a client's global trade network. Components of TradeSphere include restricted party screening and boycott/embargo screening, landed cost calculation, shipment documentation, event management, export compliance, import compliance, trade agreement optimization, customs entry filing, sourcing optimization and carrier management. Clients may use our TradeSphere components on a term license, perpetual license, or transaction fee basis. We also offer these components as a hosted solution.

        Client Services.    We provide our clients with services to complement our TradeSphere Solutions, which include:

  •
  Implementation Services. Our implementation consultants assist clients with the integration, management and technical activities during the installation phase, provide them with comprehensive documentation instructions and offer training classes to help clients understand the functions of TradeSphere.

  •
  Post-Implementation Support. Client support specialists are available on a daily basis. To facilitate troubleshooting, we maintain dial-in access to the client's production environment. Our clients also have access to our continuing education classes that feature industry- related topics.

Trade Management Consulting

        Our Trade Management Consulting services leverage our extensive global trade expertise and our proprietary analytical methodologies. Our Trade Management Consulting services range from performing compliance assessments, to designing processes and procedures, to implementing the processes and procedures that we have developed for a client. Each consulting engagement is based on focused objectives and deliverables that are specifically tailored to each client's needs.

        Our Trade Management Consultants provide extensive, hands-on experience gained from their careers in a variety of industry sectors, with specific areas of expertise including import and export operations and compliance, international transportation, logistics and distribution, trade finance, pricing, international marketing, training and manufacturing.

Managed Services

        Our Managed Services offerings consist of business process outsourcing solutions that combine our Global Trade Content, TradeSphere solutions, proprietary global trade methodologies and processes, and trade expertise. We offer services to manage all or a portion of our clients' global trade operations, ranging from specific global trade functions to providing a complete Managed Services engagement. Our goal is to provide consistent levels of service while working with our clients to reduce their operating costs and to realize benefits such as enhancing regulatory compliance, capitalizing on preferential trade programs, increasing speed in their global supply chain and improving supplier sources.

        We seek to increase customer profitability by implementing our own process and our own technology into our Managed Services engagements. Over time, the deployment of our technology reduces the overall costs of our Managed Services Operations.

Product Development

        As of December 31, 2003, our product-engineering team consisted of about 110 professionals. Our solutions development is structured around solution teams that are comprised of developers led by a senior development manager responsible for delivering a defined solution engine. This structure allows us to outsource non-critical development activities when necessary to bring products to market quickly. These solution teams are led by experienced global trade professionals who set the product plan and requirements based on our business plan and market dynamics.

        Our research and development expenses totaled approximately $11.9 million, $13.2 million, and $14.6 million in 2003, 2002 and 2001, respectively, which represented 14%, 17%, and 22%, of our total revenues, respectively. We believe that we must continue to invest in research and development to develop new competitive products and services.

Financial Information About Geographic Areas

        We sell our products and services through our offices in the United States and through our subsidiaries and branch entities in the United Kingdom, Europe, Mexico, Canada, Brazil, and Japan. We base our geographic classification of product and services revenues upon the location of our clients. See Note 12 of the Notes to our Consolidated Financial Statements for more information regarding our revenues and long-lived assets attributable to the United States and to foreign countries.

Financial Information About Segments

        We have three reportable operating segments: managed services, software, and services. Our managed services segment generates revenues from Managed Services arrangements. Our software segment generates revenues from term license, perpetual license, transaction license, and maintenance agreements of our TradeSphere solutions. Our services segment generates revenues by charging our customers for implementation, management consulting and training services. See Note 12 of the Notes to our Consolidated Financial Statements for more information about our reportable segments.

Competition

        Our market is competitive, rapidly evolving, and highly fragmented. We expect the intensity of competition to increase in the future. We face competition from in-house development efforts, consulting companies, other software companies, logistic companies, customs brokers, fowarders, and third-party development efforts. We expect that these parties will continue to be a principal source of competition for the foreseeable future.

        We believe the principal competitive factors affecting our market include a referenceable client base, the breadth and depth of a given solution, product quality and performance, client service, core technology, product scalability and reliability, product features, the ability to implement solutions, and the value of a given solution.

Intellectual Property and Other Proprietary Rights

        We rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions contained in license agreements with consultants, vendors and clients to protect our proprietary rights. At least one firm, however, has obtained broad patents in the United States and New Zealand that purport to cover the entire area of international sales and purchases calculations or a large portion of commerce related to the use of computers in international trade. From our assessment, we do not believe we practice the specific elements of the issued patents. Accordingly, we believe the technology and business processes covered by these patents differ materially from our own technologies and processes. We cannot, however, assure you that we will not be subject to lawsuits or other demands arising out of these or other patents that may exist now or in the future.

        We have a federal registered trademark in the mark "Vastera" in the United States and have filed trademark applications in Canada, Mexico, and Japan for this mark. We have also filed federal trademark applications with respect to the marks Global Trade Management, TradeSphere, TradePrism, Global Trade Content, Opening the World to eBusiness and Global Passport.

        We believe the strength of our trademarks and service marks benefits our business, and we intend to continue to protect our registered and common law trademarks and service marks in the United States and foreign jurisdictions. We have not secured registration of all of our marks in the United States or foreign jurisdictions.

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

Employees

        As of December 31, 2003, we employed approximately 590 people. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.

ITEM 1A. RISK FACTORS

        Before deciding to invest in our Company or to maintain or increase your investment, you should consider carefully the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occurs, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of losses and expect to incur losses in the near future.

        We incurred net losses of approximately $71.2 million, $11.4 million, $45.8 million, $35.8 million, and $10.5 million in 2003, 2002, 2001, 2000, and 1999, respectively. Our accumulated deficit as of December 31, 2003 was approximately $253.7 million. We believe that the success of our business depends on our ability to increase revenues and to manage our operating expenses. If our revenues fail to grow at anticipated rates or our operating expenses are not properly managed, we may not be able to achieve or maintain profitability, which would increase the possibility that the value of your investment will decline. Although we generated positive cash flows from operations in 2003, in part because we reduced operating expenses, we cannot assure you that we can continue to generate positive cash flows, especially if our revenues do not increase. As of December 31, 2003, we had cash and short-term investments of $56.4 million. This is likely to be insufficient to sustain our operations over the long-term if we do not generate positive cash flow from operations over time.

Our Managed Services business model is unproven, and our inability to provide Managed Services successfully to existing and future clients would substantially reduce our revenues, increase our costs, hurt our reputation in our industry, and adversely affect our business.

        The long-term success of our Managed Services business is predicated on our ability to leverage our investment in our technology and processes to lower our per transaction costs to the lowest level possible. As a critical element of our strategy, we intend to continue providing Managed Services to our current and future clients. These services range from providing operational management for a single global trade process to managing a client's entire worldwide trade operation. We expect the revenues we receive from providing Managed Services to our current and future clients will continue to represent the largest portion of our total revenues. If we are unsuccessful in effectively lowering our costs of delivery to acceptable levels, we may be unable to achieve a level of gross margin necessary to achieve and sustain profitability. Additionally, if we are unable to perform our obligations under our agreements with Ford, Lucent Technologies or Nortel Networks or to provide Managed Services successfully to our other clients, we would experience a significant reduction in our revenues, increases in our costs, and damage to our reputation, which would adversely affect our business and results of operations.

Our revenues are concentrated among a few customers. Therefore, our business success is dependent on our maintaining good relationships with these customers.

        In 2003, 2002, and 2001, we derived approximately 64%, 59%, and 67%, respectively, of our total revenues from our top five customers. In 2003, 2002, and 2001, Ford accounted for 30%, 30%, and 35% of total revenues, respectively. In 2003 and 2002, Lucent Technologies accounted for 14% and 11% of total revenues, respectively. We expect this customer concentration to exist for the foreseeable future. We had no other customer that accounted for greater than 10% of our revenues for the periods noted. As we continue to expand our relationships with existing Managed Services customers and if we continue to sign large contracts with new customers, each such relationship will be of added significance to us. Additionally, if we are unable to sign contracts that generate significant revenues, this heavy concentration of customers will persist, which could cause us to become even more dependent on each of our existing large customers. We also expect to continue to derive a significant portion of our total revenues from Ford, Lucent and other top five customers making up the concentration for at least the next several years. Some of our agreements permit a customer to terminate for convenience after a specified period of time. We cannot assure you that we will be able to maintain or renew these agreements. If any of these events occur, our results of operations and financial condition would be adversely affected.

Some of our customers have been evolving or otherwise changing their business models. As these customers change their business models, their volume requirements and level of service required from us may decline, and adversely affect our business.

        During the past few years, some of our clients have changed their business models significantly by outsourcing various business functions and using contract manufacturers. The effects of such changes in our customers' business models may include a reduction in transaction volumes, as importing and exporting of goods and parts may now occur through third party contract manufacturers and outsourcing companies. If our customers' transaction volumes decline significantly and we are unable to add the third-party contract manufacturers and outsourcing companies as customers, our revenues will decline, which would have an adverse impact on our business.

Any restriction on our ability to access a foreign country's rules and regulations that we incorporate into our Global Content cost-effectively and legally, or any failure to update our Global Content timely to include changes in such rules and regulations, may compromise the effectiveness of our solutions and adversely impact our customer relationships and revenues.

        The success of our Global Trade Management solutions depends on our ability to obtain or access the complex rules and regulations published by foreign governments governing a particular country's import and export of goods. The foundation of our solutions, Global Content, is subject to rapid change at the initiative of foreign governments based on factors beyond our control. Any changes in a country's rules and regulations relating to global trade that we are unable to include in our Global Content library may result in dissatisfied clients and possible litigation. Moreover, to the extent a foreign government restricts our access to its rules and regulations, charges a fee for such access or grants proprietary rights to such information to one or more of our competitors, our solutions may not be useful to, or cost efficient for, our current and future clients and our revenues could decrease.

Fluctuations in our operating results and the composition of our revenues, compared to the expectations of market analysts and investors, may cause the price of our common stock to decline.

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

  •
  Our ability, and the associated timing, to convert our customers to our technology platform;

  •
  Competition in our industry;

  •
  Inability to deliver compliant solutions;

  •
  Changes in trade regulations;

  •
  Variability in the mix of our managed services, software, and consulting revenues; and

  •
  Timing of new solution introductions and enhancements to our TradeSphere and TradePrism.com solutions.

Several of these factors are outside our control. Due to the foregoing factors, our annual or quarterly results of operations may not meet the expectations of securities analysts and investors, which is likely to cause the price of our common stock to decline.

We have a new senior management team that may not be able to develop and execute upon a successful business strategy.

        During the past 18 months, we have hired three new people into our executive management team and we replaced the individual overseeing our Managed Services operations. This new management team is responsible for developing a plan to significantly increase sales, improving product quality, gaining market acceptance of our Managed Services offerings, and expanding our global operations. Our management team must develop and execute upon a sound and appropriate strategy to grow revenues and achieve significant profitability. If the new management team is unable to develop a sound and appropriate strategy, or if it is unable to execute upon such a strategy, our business will be adversely affected.

We may be unable to attract and retain key personnel, which would adversely affect our ability to develop and manage our business effectively.

        Our future performance will depend largely on the efforts and abilities of our senior executives, key technical, professional services, sales and marketing and managerial personnel. This dependence is extremely important to our business because personal relationships are a critical element of obtaining and maintaining clients. Also, we are dependent upon our technical personnel to enhance our technology platforms so that our business remains competitive. Our success will depend on our ability to attract and retain these key employees in the future. The market for such individuals is extremely competitive, and we may not find qualified replacements for personnel who leave us. The loss of, or the inability to attract, any one or more of our key personnel may harm our ability to develop and manage our business effectively.

Our international operations and planned expansion expose us to business risks that could limit the effectiveness of our growth strategy, cause our operating results to suffer, and put some of our invested capital at risk of loss.

        We intend to continue to expand our current international operations substantially and enter new international markets. This expansion will require significant management attention and financial resources to translate successfully our software products into various languages, to develop compliance expertise relating to regulatory agencies in more countries and to develop direct and indirect international sales and support channels. We face a number of risks associated with conducting our business internationally that could negatively affect our operating results, including:

  •
  Language barriers, conflicting international business practices and other difficulties related to the management and administration of a global business;

  •
  Longer sales cycles associated with educating foreign clients about the benefits of our products and services;

  •
  Currency fluctuations and exchange rates;

  •
  Difficulty in repatriating cash from some foreign jurisdictions;

  •
  Longer collection time from foreign clients;

  •
  Multiple, and possibly overlapping, tax structures and the burdens of complying with a wide variety of foreign laws;

  •
  The need to consider characteristics unique to technology systems used internationally; and

  •
  Economic or political instability in some international markets.

        We may not succeed in our efforts or we may experience delays in the execution of our plan to enter new international markets, establish, maintain or increase international demand for our solutions or expand our international operations. Any of these difficulties may harm our growth strategy and could cause our operating results to suffer.

As we expand globally, we may establish operations in countries that become politically or economically unstable, which may put the capital we have invested in these operations at a risk of loss and cause our business to be adversely affected.

        We intend to continue expanding our operations and serving our existing clients internationally. As we do so, we may establish operations in countries that become politically or economically unstable. If a country in which we commence operations becomes politically or economically unstable, the money and resources we have invested to establish such operations may be put at risk of loss, and if such money and resources are lost, our business may be adversely affected.

Our software products and Managed Services offerings are complex. During the sales cycle these offerings must be described and articulated to several individuals across a customer's organization before a final purchasing decision is made. Because of the significant number of people with whom we must interact and the complexity of our software and Managed Services offerings, our sales cycle is lengthy and variable in nature, which makes it difficult for us to predict when or if sales will occur. Therefore, we may experience an unexpected shortfall in sales.

        Due to the inherent complexities associated with global trade and the myriad of rules and regulations governing global trade, our software and Managed Services solutions are very complex. Additionally, many prospects face regulatory compliance issues of which they are unaware prior to us performing any due diligence. Because of the complexity of our software and Managed Services offerings, and the regulatory issues many prospects face during the sales cycle, our personnel must conduct in depth discussions and provide detailed explanations to several individuals across an organization. These people are often members of the finance, purchasing, customs, and legal departments of an organization. Moreover, these individuals typically view the purchase of our solutions as an important, but not core decision. As a result, they generally evaluate our solutions and determine their impact on existing infrastructure over a lengthy period of time. Because we must interact with, and educate so many distinct individuals during the sales cycle, revenues forecasted from a specific client for a particular quarter may be delayed to another quarter. Consequently, we may experience an unexpected shortfall in sales, which could adversely affect our operating results.

Any loss of our licensed third-party technology may result in increased costs of, or delays in, providing our solutions, which would harm our operating results.

        We license technology from several companies on a non-exclusive basis that we have integrated into our TradeSphere product suite. This technology includes development tools and facilities from IBM (WebSphere and MQ Series) and Forte, which was acquired by Sun Microsystems. Our license with Sun Microsystems expires on December 31, 2005, and our license with IBM expires on June 30, 2006. If we cannot renew these technology licenses, we likely would face delays in the licensing of our TradeSphere products until equivalent technology, if any, can be identified, licensed and integrated, which would adversely affect our operating results.

If we interpret and analyze incorrectly the various laws and regulations contained in our Global Content or we perform our Managed Services in a non-compliant manner, we may face costly liability claims.

        The foundation of our software solutions and Managed Services, Global Content, is a rules-based application that provides comprehensive management of government trade regulations and programs that must be acquired, interpreted, and updated by Vastera's in-country trade experts. Because of the legalistic and complex nature of Global Content, our inability to interpret and analyze accurately the rules and regulations upon which our Global Content is based may expose us to liability claims from our clients in connection with our current products and future products. Additionally, our Managed Services customers view us as global trade experts. If we perform our services in a manner that does not comply with legal or regulatory requirements, our clients could face severe penalties and they would seek recompense from us to make them whole. Any provisions in our agreements with our clients designed to limit our exposure to potential product or services liability claims may not be adequate to protect us from such claims. A claim of product liability or a claim that our performance of Managed Services in a non-compliant manner brought against us successfully could harm our financial condition. Even if unsuccessful, any claims could result in costly litigation and divert management's attention and resources. Additionally, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products and, therefore, any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions, and harm our reputation.

The market for our Global Trade Management Managed Services and software offerings is a nascent one, and if companies fail to adopt our offerings, our business will be adversely affected.

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

We may encounter competition from significantly larger companies that possess both greater financial resources and name recognition than we possess.

        Although we believe our solutions are currently competitive, the market in which we operate is characterized by early adopters and is rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial resources, name recognition, and other resources, such as international brokers, freight forwarders, and logistics companies.

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

        Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information we regard as proprietary. Other parties may breach confidentiality agreements or other protective contracts. We may not become aware of these breaches or have adequate remedies available. We may need to litigate claims against third parties who infringe our intellectual property rights, which could be costly, time-consuming, and would divert management's attention and resources.

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

  •
  Cash payments to, or the assumption of debt or other liabilities of, the companies we acquire; and

  •
  Write-offs related to goodwill and other intangible assets and other adverse accounting consequences.

Your ability to influence corporate matters may be limited because our officers, directors, and affiliates will be able to control, and Ford will be able to influence, matters requiring stockholder approval and these parties may have interests that differ from yours.

        As of December 31, 2003, our officers, directors, and affiliated entities, together with Ford, beneficially owned approximately 46% of the outstanding shares of our common stock. This concentration of ownership may delay, deter, or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock. Accordingly, these stockholders collectively may be able to control all matters requiring stockholder approval and, thereby, our management and affairs. Ford beneficially owns approximately 19% of the outstanding shares of our common stock. As the single largest stockholder of Vastera, Ford may exercise significant influence over corporate acts requiring stockholder approval, including a merger or sale of Vastera. Also, so long as Ford holds at least 5% of our common stock, it has the right to appoint a non-voting observer to our board of directors. Our officers, directors, and affiliated entities, together with Ford, may have interests that differ from your interests, and their decisions may negatively impact our future success.

ITEM 2. PROPERTIES

        Our principal administrative, sales, marketing, consulting services, technical support and product development facilities are located at our headquarters in Dulles, Virginia. We currently occupy approximately 51,000 square feet of office space in the Dulles facility under a lease that terminates in October 2010. We also have sales, marketing, technical support and product development facilities in: São Paulo, Brazil; Juarez, Mexico; Windsor, Ontario; and Manchester, United Kingdom. We also lease office space for sales, marketing and consulting activities in: Longmont, Colorado; outside of London in the United Kingdom; São Paulo, Brazil; and in Tokyo, Japan. Our primary Managed Services facilities are located in: Southfield, Michigan; North Andover, Massachusetts; Ft Meyers, Florida; Longmont, Colorado; Mexico City, Mexico; São Paulo, Brazil; and Burlington, Ontario. We believe these facilities are suitable and provide the appropriate level of capacity for our current operations.

ITEM 3. LEGAL PROCEEDINGS

        We are periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a materially adverse effect upon our financial condition or our future operating results.

        On March 14, 2001, Expeditors International of Washington, Inc. and Expeditors Tradewin, L.L.C. (collectively "Expeditors") filed suit against us in the United States District Court for the Eastern District of Michigan, Southern Division primarily alleging that we misappropriated certain of Expeditors' trade secrets in connection with our acquisition of Ford's customs import operations, by utilizing systems and business processes that Expeditors assisted in developing for Ford and through our employee hiring practices. Discovery in this matter has ended, and the trial is presently scheduled to commence in the second half of 2004.

        In connection with our acquisition of Ford's customs import operations, Ford agreed to indemnify us for intellectual property infringement claims, and Ford is currently indemnifying us in connection with this litigation. Although Ford is obligated to indemnify us for claims of intellectual property infringement arising from the property we acquired from it, Ford is not obligated to indemnify us for damages and legal fees arising from claims pertaining solely to our acts, upon which certain of the claims asserted in this matter have been based. Although management believes we have meritorious defenses to Expeditors' claims, there can be no assurances that we will prevail in this matter.

        In some of our software license arrangements, we have agreed to indemnify customers for any damages they sustain from a claim for intellectual property infringement. Although we do not believe that our products infringe the intellectual property rights of any third party, we cannot estimate our maximum liability exposure, due to the inherent uncertainty associated with any such claims and the varying nature of the indemnification levels to which we have agreed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock, par value $0.01 per share, is traded on the Nasdaq National Market under the symbol "VAST." The price range per share reflected in the table below is the highest and lowest sale price for our common stock as reported by the Nasdaq National Market during the last eight quarters.

	2003				2002
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$5.80	$6.90	$6.96	$6.30	$6.20	$5.94	$14.89	$17.15
Low	$3.16	$4.75	$3.69	$3.69	$2.11	$1.61	$4.09	$13.07

        Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. Under the terms of our current loan facility with Comerica Bank, we are also restricted from declaring or paying any dividends on any class of equity securities.

        On March 4, 2004, there were approximately 3,600 stockholders of record and the price per share of our common stock was $4.10.

        We issued 51,046 shares of common stock in the quarter ended June 30, 2003 in connection with our acquisition of GE's internal U.S. customs import operations. In issuing these shares, we relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder for exemptions from the registration requirements of the Securities Act. These shares of common stock were issued to an accredited investor.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The tables that follow presents portions of our financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. We derived the statement of operations data for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 and the balance sheet data as of December 31, 2003, 2002, 2001, 2000, and 1999 from our audited consolidated financial statements.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Managed services revenues	$55,246	$45,216	$32,765	$6,133	$—
Software revenues	11,382	12,523	13,727	10,732	7,261
Services revenues	18,603	18,639	18,432	17,491	13,305

Total revenues	85,231	76,378	64,924	34,356	20,566

Cost of revenues:
Cost of managed services revenues	30,133	24,219	17,019	4,078	—
Cost of software revenues	2,671	2,533	2,406	1,353	692
Cost of service revenues	13,807	13,756	14,018	14,341	11,514

Operating expenses:
Sales and marketing	9,163	11,974	18,154	13,920	7,143
Research and development	11,895	13,189	14,583	12,482	6,194
General and administrative	11,023	9,608	9,053	5,923	3,680
Depreciation	5,170	4,643	3,239	2,262	1,312
Intangible amortization expense	2,842	2,608	22,309	6,707	313
Restructuring	(228)	3,336	—	—	—
Impairment of goodwill and intangible assets	69,005	—	—	—	—
In-process research and development	—	—	6,901	—	—
Stock-based compensation	942	2,619	5,626	10,167	378

Total operating expenses	109,812	47,977	79,865	51,461	19,020

Loss from operations	(71,192)	(12,107)	(48,384)	(36,877)	(10,660)
Other income (expense), net	597	922	2,937	1,056	181

Loss before income taxes	(70,595)	(11,185)	(45,447)	(35,821)	(10,479)
Income taxes	(583)	(173)	(306)	(8)	—

Net loss	(71,178)	(11,358)	(45,753)	(35,829)	(10,479)
Dividends and accretion on redeemable convertible preferred stock	—	—	—	(35,877)	(19,347)

Net loss attributable to common stockholders	$(71,178)	$(11,358)	$(45,753)	$(71,706)	$(29,826)

Net loss per share
Basic and diluted net loss per share	$(1.73)	$(0.28)	$(1.22)	$(4.90)	$(4.92)

Weighted-average common shares outstanding	41,128	40,019	37,650	14,620	6,065
Pro forma basic and diluted net loss per share				$(1.47)

Pro forma weighted-average common shares outstanding				24,441

        Pro forma net loss per common share is computed using the pro forma weighted-average number of common shares outstanding for the period. Pro forma weighted-average common shares include the assumed conversion of all outstanding convertible preferred stock into common stock as of the beginning of the period presented.

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,046	$23,696	$10,982	$19,693	$961
Short-term investments	40,402	33,261	62,789	70,978	3,908
Working capital	57,308	53,548	68,339	81,478	(4,200)
Total assets	97,264	165,564	163,860	185,510	17,152
Long-term debt	698	1,078	2,344	1,787	2,326
Redeemable convertible preferred stock	—	—	—	—	46,117
Total stockholders' equity (deficit)	73,222	137,657	137,818	159,010	(49,928)

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

Overview

        Vastera is the worldwide leader in solutions for Global Trade Management. We are an international company with a presence in 13 countries, serving an international client base that utilizes our solutions to manage trade worldwide. Our solutions have been designed to enable our clients to manage efficiently and effectively the information flows associated with the cross border movement of goods and comply with the myriad rules and regulations to which global trade is subject.

        Our solutions facilitate our clients' abilities to manage the complexities and inefficiencies inherent in global trading in a manner that allows them to capitalize on the large, highly fragmented, and rapidly growing opportunity existing in the international market. We have three major product and services offerings, which are: TradeSphere Solutions; Trade Management Consulting; and Managed Services. The foundation upon which our product and services offerings are based is our collection of proprietary processes, data, rules, and regulations, which we call our Global Trade Content.

        Global Trade Content is our proprietary rules-based application that provides comprehensive management of trade regulations and programs and functions as the information repository for our entire suite of Global Trade Management solutions. TradeSphere Solutions is our suite of software solutions that helps manage critical trade processes, and provides visibility into shipment and carrier performance. Trade Management Consulting is our consulting services offering that applies our global trade expertise and our proprietary methodologies. Our consulting services range from performing opportunity and compliance assessments to implementing detailed strategic analyses designed to improve a client's global trade practices. Managed Services is our business process outsourcing offering through which we combine our Global Trade Content, trade expertise, and technology to improve client regulatory compliance and reduce transaction processing costs. We offer Managed Services to address all or a portion of a client's global trade operations, ranging from one or more specific global trade functions to providing a complete suite of Managed Services.

        The potential market into which we offer our products and services is an expansive one. Our product and services offerings, however, are new to their targeted audience. While our offerings are critical to a company's remaining compliant with import and export rules and regulations, generally our offerings are not core to the business needs of a company. This can often mean that the decision as to whether to purchase one of our solutions is predicated more on expected cost savings to be achieved by an entity than it is upon enhanced compliance. In 2001 and 2002, our sales cycle averaged approximately six to nine months for software sales and nine to 12 months for Managed Services sales. In 2003, however, we have experienced a lengthening of these cycle times.

        During 2003, we experienced a significant slowing in the rate of growth of our revenues. This slowing in growth rates reflects the impact of extended average sales cycle coupled with sales of Managed Services and software at lower than expected levels. Total revenues during 2003 demonstrated only modest growth, especially when compared to the revenue growth rates we experienced in 2001 and 2002. Total sales of Managed Services and software for 2003 were lower than planned and considerably lower than what we achieved in the prior three years. We expect that our revenues will remain at or below our 2003 revenue level until such time as we can accelerate the rate of our sales growth.

        In 2003, we implemented several expense reduction activities to help offset the lack of aggregate revenue growth and achieve profitability targets. We expected that these cost reduction actions would be short in duration. Moreover, we expected to return to normalized spending levels once new sales reached established targets. We did not, however, achieve our anticipated sales and, accordingly, the desired outcome was not achieved. The expense reduction actions taken in 2003 have slowed our progress in sales and marketing, product development and Managed Services operations. To satisfy customer expectations for product quality better, to serve our Managed Services customers better, and to re-invest in sales and marketing, and re-invigorate our revenue growth, we intend to increase spending on operating expenses by $2.0 million to $3.0 million in 2004. Additionally, we anticipate spending more on our Managed Services operations in 2004 than we did in 2003, which will result in a reduction in managed services gross margins during the foreseeable future and a reduction in our cash generated from operations due to continued net losses.

        For the foreseeable future, we expect costs of managed services as a percentage of managed services revenues to increase as we make investments in personnel to expand our Managed Services platform, and continue our geographic expansion. Over the longer term, we expect to realize productivity improvements from our investment in our infrastructure. As we enter into large multi-year Managed Services agreements in new industry sectors or new geographic regions that may require significant investments in the related infrastructure, the costs associated with these Managed Services agreements are greater in the initial year than in the later years when we realize productivity improvements from these infrastructure investments.

        Our new management team is currently reviewing the level of investment we make in each of our product and services lines of business and geographic areas of presence. We expect to streamline our product and services lines and to consolidate and reorganize our geographic locations. To do so, we anticipate incurring costs associated with exiting contractual relationships and terminating personnel. Although management does not currently believe such costs will be material, we cannot yet quantify them or the effects these actions may have on future revenues.

Critical Accounting Policies

        We consider our accounting policies related to revenue recognition, internal use software, and goodwill and intangible assets to be critical to our business operations and the understanding of our results of operations. The impact and associated risks related to these policies on our business operations are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a summary of significant accounting policies used in the preparation of our consolidated financial statements, see Note 2 of the Notes to our Consolidated Financial Statements. Our preparation of this report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot be certain that actual results will not differ from those estimates.

Source of Revenues and Revenue Recognition Policy

Managed Services Revenues

        Managed services revenues are derived from agreements that provide for transaction or services fees based on the performance and delivery of our Managed Services solutions. Managed Services solutions include the processing of our clients' customs and shipment entries and the classifying of clients' goods. Managed Services transaction arrangements are often subject to annual or quarterly minimum transaction thresholds and revenues are recognized based on the lower of the cumulative actual transactions processed using a weighted-average transaction rate or the cumulative amount billable. For those Managed Services transaction arrangements subject to annual minimums and for those arrangements where the amount billable for interim periods is limited to the pro-rata portion of the annual minimum, transactions processed in excess of the minimum in each period are not billable, and, therefore, revenue is not recognized until the end of the related year. Certain Managed Services arrangements are based upon a fixed services fee. Revenues associated with these arrangements are recognized ratably over the term of the arrangement and limited to the amounts billable. In addition, we may receive annual gainsharing fees under certain Managed Services arrangements based on a percentage of the client's annual cost savings, as defined in those Managed Services arrangements. These gainsharing fees are recognized when they become fixed and determinable. Managed Services transaction minimums and fixed service fees are typically billed monthly.

Software Revenues

        Software revenues consist of term license revenues, perpetual software license revenues, and transaction-based revenues. We recognize revenue from the sale of software products in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition.

        Term license revenues are derived from term software license arrangements in which our clients license our software products and obtain the right to unspecified enhancements on a when-and-if-available basis, ongoing support and content update services. Content updates are significant and frequent. Revenues are recognized ratably over the contract term. Term license arrangements typically range from three to five years. To the extent we host the software for our customers, the hosting fee is recognized ratably over the contract period in conjunction with the recognition of the license fee. Term license fees are typically billed annually, quarterly or monthly.

        Perpetual software license revenues are derived from perpetual software license arrangements and related maintenance contracts. Maintenance contracts include the right to unspecified enhancements on a when-and-if available basis, ongoing support, and content update services. The content updates provided under maintenance arrangements are significant and frequent, and, as a result, revenues from perpetual software license sales are recognized ratably over the estimated economic life of the product. We have estimated that the life of the product is three years, which is consistent with the historical periods between major upgrades to the functionality and architecture of our products. Accordingly, we experience a drop-off in software revenues related to perpetual licenses at the end of the three-year amortization period. Revenues from maintenance contracts are recognized ratably over the contract term, typically one year. To the extent we host the software for our customers, the hosting fee is recognized ratably over the contract period in conjunction with the recognition of the license fee.

        Transaction-based revenues are derived from agreements that provide for transaction fees based on a client's usage of our software products. Revenues from the usage of our software products are recognized as transactions occur.

        We recognize revenues from arrangements with resellers beginning when the software product is sold to the end user. Any annual transaction minimums not sold by the reseller to the end customers are recognized as revenues upon the expiration of the annual minimum period.

Services Revenues

        Services revenues are derived from implementation, Trade Management Consulting and training services. Services are performed on a time and materials basis or under fixed price arrangements. Revenues on time and materials contracts are recognized based on fixed billable rates for hours delivered, and revenues on fixed priced contracts are recognized as the services are performed, using the percentage of completion method of accounting based on the ratio of costs incurred to total estimated costs to be incurred. Losses on arrangements are recognized when known.

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

Goodwill and Intangible Assets

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we prepare an annual assessment to test for impairment of goodwill. Our assessment date is December 31st of each year. The assessment requires us to compare the carrying value of our reporting units to their fair values. To the extent the carrying amount of a reporting unit exceeds the fair value, we are required to compare the implied fair value, as defined, of reporting unit goodwill with the carrying amount to determine the amount of impairment. The fair value and the implied fair value, as defined, is determined for the reporting units taking into consideration many factors, such as current performance, future projections, and market conditions.

        In accordance with SFAS No. 144, Accounting for Impairment for or Disposal of Long-Lived Assets, purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The estimated undiscounted future cash flows of an asset takes into consideration many factors, such as current performance, future projections, and market conditions.

Relationship with Ford Motor Company

        In August 2000 we acquired Ford Motor Company's global customs operations and merged Ford's global customs import operations into our Managed Services operations. The Ford import operations that were merged into us consisted of Ford personnel and technology utilized by Ford to manage its international trade transactions. By combining our existing technology and intellectual capital with that acquired from Ford, we have expanded our Managed Services offerings to companies of varying sizes on a global basis. Ford received 8,000,000 shares of our common stock valued at approximately $79.2 million at the time of the transaction. As of December 31, 2003, Ford owned approximately 19% of our common stock.

        At the time we acquired Ford's customs import operations, we also entered into a Global Trade Management Services Agreement, under which Vastera manages Ford's global trade import operations in the U.S. Subsequent to signing the Global Trade Management Services Agreement, we expanded our relationship with Ford by assuming responsibility for administering and managing its global trade import operations in Mexico, Canada, the United Kingdom, Spain, Belgium, and Germany (the United Kingdom, Spain, Belgium, and Germany Ford entities collectively referred to as "Ford Europe"). As initially structured, we billed Ford in the U.S. on a per transaction basis. The agreements signed with Ford in each of these geographic areas provide us with guaranteed, predictable and recurring revenue streams at least through December 31, 2005. Ford originally guaranteed us an annual minimum number of transactions, with all transactions processed in excess of the guaranteed minimum being charged to Ford in the fourth quarter of each year. By requiring that Ford guarantee an annual minimum number of transactions, we were able to create a certain level of predictability in our revenue stream.

        In February 2002, we amended our agreement with Ford U.S. to provide for quarterly minimum transaction levels in lieu of annual minimum transaction levels. By amending the agreement in this manner, we were able to bill Ford on a quarterly basis for the transactions processed in excess of the minimum levels. In connection with the amendment, we agreed to reduce Ford's U.S. aggregate annual minimum revenue guarantee from $11.6 million to $11.0 million. For the three months and six months ended June 30, 2002, we derived approximately $1.0 million and $2.5 million, respectively, in revenues related to transactions in excess of the quarterly minimum.

        In July 2002, we amended our agreement to eliminate the variability associated with the original billing practice and to provide that we bill Ford U.S. a fixed annual service fee of $11.8 million for the remaining life of the agreement, irrespective of the number of transactions we process. We expect to derive no less than $25 million in revenues from our agreements with Ford U.S., Ford Mexico, Ford Canada, and Ford Europe on an annual basis. We believe our client relationship with Ford will have a significant impact on our total revenues, and Ford is expected to account for greater than 10% of our total revenues for the foreseeable future. In 2003, 2002, and 2001, Ford Motor Company accounted for 30%, 30%, and 35% of our total revenues, respectively. As of December 31, 2003 and 2002, Ford owed us approximately $4.5 million and $3.0 million, or 26% and 16%, of our total accounts receivable, respectively.

        We reimburse Ford for certain of its expenses associated with our use of Ford's facilities, the costs of leased employees, and maintenance and expenses related to the acquired technology. During 2004, we expect to pay approximately $400,000 in fees to Ford each month for reimbursement of these expenses. In 2003, 2002, and 2001, we paid Ford approximately $6.4 million, $5.7 million, and $5.7 million, respectively. These payments increased beginning in December 2002, when we assumed responsibility for managing Ford's import operations in Europe. However, we expect payments to decrease in the future as we leverage our existing facilities and employees and deploy our own technology.

Lucent

        In August 2001, we entered into a five-year agreement with Lucent Technologies to manage Lucent's global trade operations in the United States. From August 2001 through August 2004, we expect to generate approximately $25 million in aggregate revenues from our agreement with Lucent U.S. Subsequently, we expanded our relationship with Lucent by assuming responsibility for administering and managing Lucent's global trade operations in other countries in North America, Europe and in Brazil. In 2003 and 2002, Lucent accounted for 14% and 11% of our total revenues, respectively. As of December 31, 2003 and 2002, Lucent owed us approximately $1.2 million and $3.5 million, or 7% and 19%, of our total accounts receivable, respectively. In August 2004, Lucent will be able to terminate the agreement for convenience with six months notice. We anticipate negotiating an extension to the agreement.

Acquisitions

        On June 19, 2003, we acquired GE's internal U.S. customs import operations. We also entered into a Managed Services agreement under which Vastera will manage the U.S. customs import operations for five of GE's U.S. divisions for a minimum term of three years. The results of GE's internal U.S.

customs import operations have been included in our operations since July 1, 2003, the effective date of the acquisition. In exchange for its internal U.S. customs import operations, GE received $3.0 million in cash and 51,046 shares of our common stock, valued at approximately $312,000. The purchase price, including transaction costs of approximately $62,000, totaled approximately $3.4 million.

        In the first quarter of 2002, we executed on our strategy of expanding our global presence to enhance our competitive position worldwide and our ability to serve and support our clients. As part of this strategy, we acquired companies in Mexico, Canada, and Brazil for combined purchase prices of approximately $14.2 million.

        On March 29, 2001, we acquired Speedchain, a development stage company with no revenues since its inception in 1999, for approximately $18.8 million. Speedchain is a supply chain event management and global e-logistics solutions provider. The acquisition was effected through the merger of Speedchain into one of our wholly owned subsidiaries, Vastera Acquisition Corporation.

        All of these acquisitions were accounted for under the purchase method of accounting. The excess of the consideration over the fair value of the acquired assets and liabilities and identified intangibles were accounted for as goodwill. We recorded an aggregate of approximately $10.8 million and $4.0 million of identified intangibles and goodwill, respectively, in 2002 in connection with the acquisitions executed in Mexico, Canada, and Brazil in the first quarter of 2002. We recorded approximately $11.8 million of goodwill (including amounts reclassified from assembled workforce to goodwill) in connection with the 2001 Speedchain acquisition. We recorded approximately $3.5 million and $76.6 million of identified intangibles and goodwill (including amounts reclassified from assembled workforce to goodwill), respectively, in 2000 in connection with our acquisition of Ford's global customs import operations.

        Goodwill and identifiable intangibles were amortized on a straight-line basis over one to five years, resulting in charges to operations of $22.3 million in 2001. On January 1, 2002, in accordance with SFAS No. 141, Business Combinations, we reclassified our assembled workforce intangible assets to goodwill. As of January 1, 2002, we had unamortized goodwill of approximately $62.2 million. On January 1, 2002, we adopted the nonamortization approach under SFAS No. 142 for our goodwill.

        Amortization of intangible assets in 2003, 2002, and 2001 was approximately $2.8 million, $2.6 million, and $2.0 million, respectively.

Impairment of Goodwill and Intangible Assets

        In December 2003, we recorded a charge of $69.0 million for the impairment of goodwill and intangible assets associated with our prior acquisitions. The impairment resulted from our annual review of goodwill and intangible assets, which considered current business performance, slowed growth and other market conditions.

        SFAS No. 142 requires us to perform annual testing to compared each reporting unit fair value to its carrying value, including goodwill. We engaged an independent valuation firm to assess the fair value of each of our reporting units and their intangible assets as of December 31, 2003 and 2002. We determined that each reporting units' carrying value, including goodwill, did not exceed its fair value as of December 31, 2002. As of December 31, 2003, we determined that two of our reporting units' carrying values, including goodwill, exceeded their respective fair values. As a result, at December 31, 2003, we assessed the fair value of the reporting units' assets, including identified intangible assets, and liabilities and derived an implied fair value for the each reporting units' goodwill. Since the carrying amount of goodwill was greater than its implied fair value for the two identified reporting units, we recognized a charge of $62.9 million charge for impairment of goodwill in December 2003.

        We determined fair value of the reporting units using an average of the income approach and market approach values. We determined the estimated fair value of identified intangible assets and non-goodwill intangible assets and liabilities using our estimate of discounted cash flows. We used a discount rate based on the specific risks and circumstances associated with the identified intangible asset or other non-goodwill assets or liability being evaluated. The assumptions supporting the estimated cash flows for identified intangible assets and other non-goodwill assets and liabilities, including the discount rate, reflect our estimates. The discount rate was based upon our weighted average cost of capital as adjusted for the risks associated with the operations being tested.

        As part of the review of our financial results for 2003, we performed an assessment of the carrying value of our long-lived assets, including intangible assets, as required by SFAS No. 144. As a result, we recorded a charge of $6.1 million in December 2003, related to the impairment of technology and know-how acquired in our prior acquisitions. This charge was based on the amount by which the carrying amount of the developed technology exceeded its fair value. Fair value was determined based on our estimate of the discounted future cash flows derived from the developed technology, which had separately identifiable cash flows. The assumptions supporting the estimated future cash flows, including the discount rate, reflect our estimates. The discount rate was based upon our weighted average cost of capital, as adjusted for the risks associated with the operations being tested.

Management's Disclosure of Non-GAAP Financial Measures

        From time to time, management makes public disclosures, other than in our SEC filings on Form 10-Q or Form 10-K, of certain financial measures such as pro forma earnings (loss) and EBITDA, as adjusted (as defined below), that are not considered GAAP financial measures. On January 29, 2004, we issued an earnings press release and included it as an exhibit to a Form 8-K we filed with the SEC the same day. This press release contained reconciliations of pro forma earnings (loss) and EBITDA, as adjusted, to our reported net loss.

        Management believes that pro forma earnings (loss) is a useful supplement to GAAP financial measures as it measures our operating performance and liquidity for the reporting period because it excludes those charges associated with past events that are not related to current operations or that are not relevant to current operations and will not be in the foreseeable future. Because the Company has such a significant balance of net operating losses that it will be able to carry forward and apply against future U.S. tax liabilities, we exclude income taxes from the calculation of pro forma earnings (loss). Although we do pay income taxes on a portion of the revenues we generate, the aggregate amount of such payments is not material in relation to our net operating losses. Until such time as we generate income from operations and have fully applied our net operating losses to future tax liabilities, which we do not expect to occur during the foreseeable future, we believe that income taxes will not be a relevant element of our operating performance. The excluded intangible amortization expense and impairment of goodwill and intangibles are associated with identifiable intangible assets from prior acquisitions. The excluded stock-based compensation expense pertains to deferred non-cash compensation charges recorded in connection with our initial public offering of common stock and from prior acquisitions.

        EBITDA, as adjusted, excludes expenses related to amortization of intangible assets, restructuring charges, impairment of goodwill and intangibles, stock-based compensation, income taxes, depreciation, amortization of revenue discounts related to customer contracts and amortization of capitalized internal-use software costs, and other income, net. Management uses EBITDA, as adjusted, to measure and evaluate our operating performance and liquidity, because it reflects the resources available from the reporting period's operations for operating and strategic opportunities. These opportunities include investing in the business, meeting financing obligations, making strategic acquisitions, and paying other cash obligations. Therefore, management believes EBITDA, as adjusted, is an appropriate measure by which to evaluate our operating performance and liquidity.

        Pro forma earning (loss) and EBITDA, however, should be considered in addition to, and not as a substitute for or as being superior to, operating net losses, cash flows, or other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Revenues

	For the Year Ended December 31,
	2003		2002
							Future Expected % of Total Revenues
	Amount	Percent of Total	Amount	Percent of Total	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)
Managed services	$55,246	65%	$45,216	59%	$10,030	22%	65 – 70%
Software	11,382	13	12,523	16	(1,141)	(9)	10 – 15
Services	18,603	22	18,639	25	(36)	—	15 – 20

Total revenues	$85,231	100%	$76,378	100%	$8,853	12%

        We expect total revenues for 2004 to be between $80 million and $85 million.

        Managed services revenues.    We derive managed services revenues from agreements that provide for transaction or service fees based on our performance of Managed Services.

        The increase in managed services revenues from 2002 to 2003 primarily resulted from the following:

  •
  Higher revenue from our new contract with GE, which began on July 1, 2003.

  •
  Higher revenue, from the inclusion of a full year of revenue associated with our contract with Ford Europe, which began in December 2002.

  •
  Additional revenue from other new Managed Services contracts signed in 2003.

  •
  A reduction in revenue of approximately $2.5 million related to excess transactions billed to Ford U.S. in 2002 but for which no excess transactions were billed during 2003.

  •
  A reduction in revenue from the effect of a few contract transaction minimum step-downs in 2003 because, in some of our transaction-based managed service contracts, the minimum number of guaranteed transactions declines over time. To the extent the minimum volumes step-down over time and the customer transaction volumes are below the minimum, our revenues decrease over that time period.

        Our top five Managed Services customers accounted for 91% of our managed services revenues in both 2003 and 2002. Our non-US managed services revenues increased to $14.3 million in 2003 from approximately $7.7 million in 2002. The majority of this increase resulted from expansion of our customer contracts into Europe. The favorable effect on revenues of changes in exchange rates between 2002 and 2003 was approximately 1%. We expect non-US managed services revenues to continue to increase as a percentage of managed services revenues in the future.

        In 2004, we expect revenues on several of our customer contracts to decrease due to reductions in the base minimum fees associated with the step-down in the minimum number of transactions in those contracts. We estimate between approximately $2.0 million and $3.0 million of reduced revenues from these contracts in 2004. Additionally, revenue derived from large customer contracts may change as we renew these contracts. If we fail to maintain or expand the scope of services provided under these contracts, our revenues from these contracts will decrease.

        Software revenues.    Software revenues consist of term license revenues, perpetual software license revenues, maintenance revenues, and transaction-based revenues.

        The revenue decrease in 2003 from 2002 resulted from the drop-off of revenue from perpetual licenses sold in prior years, maintenance cancellations, and the conversion of several software customers to Managed Services. These declines were partially offset by an increase in software revenues from new customers and expansion of arrangements with existing customers. Our top five software customers accounted for 37% and 34% of our total software revenues in 2003 and 2002, respectively.

        We expect 2004 software revenues to decrease because we do not expect new business to offset the expiration of $2.5 million per year license fee from a Japanese customer and the drop-off of revenues from perpetual licenses.

        Services revenues.    We derive services revenues from performance of implementation of software for our customers, management consulting and training services.

        Our services revenues fluctuate from quarter to quarter based on many factors, such as demand by our customers, the number of billable days in a quarter, utilization and the number of new software contracts executed in recent quarters. Historically, less than 30% of our services revenues have been derived from implementation services performed in connection with new software license sales. Services revenues were nearly constant from 2002 to 2003.

        Our five largest services customers accounted for 48% and 45% of our services revenues in 2003 and 2002, respectively.

        In 2004, we expect services revenues to decrease slightly due to less expected project work with several customers.

Cost of Revenues

	For the Year Ended December 31,
	2003		2002
	Amount	Percent of Segment Revenues	Amount	Percent of Segment Revenues	Increase
	(in thousands)		(in thousands)		(in thousands)
Cost of revenues:
Managed services	$30,133	55%	$24,219	54%	$5,914	24%
Software	2,671	23	2,533	20	138	5
Services	13,807	74	13,756	74	51	—

Total cost of revenues	$46,611	55%	$40,508	53%	$6,103	15%

        Cost of managed services revenues.    Cost of managed services revenues consist of salaries and related expenses for our Managed Services organization and amortization of capitalized internal use software costs related to implementation and integration of our trade management platform to our Managed Services operation.

        The cost increase in absolute dollars and as a percentage of managed services revenues was largely due to our European expansion and several new contracts with lower profit margins than our earlier contracts. These costs were partially offset by efficiencies we achieved in our U.S. operations as we migrated from Ford's technology systems to our own.

        Cost of software revenues.    Cost of software revenues includes royalties owed to third parties for technology products integrated into our software products as well as the cost of salaries and related expenses for our software customer support organization.

        The slight cost increase was largely due to our investment in our client support infrastructure. The increase as a percentage of software revenues results from our additional investment in our client support infrastructure to support our new product offerings, as well as a reduction in our software revenues. We expect the cost of software revenues as a percentage of software revenues to be relatively constant in the foreseeable future.

        Cost of services revenues.    Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting and training services provided to clients, as well as the cost of third parties we contract with to provide either implementation services or trade management consulting to our clients.

        From quarter to quarter as customer demand fluctuates, the cost of services revenues will fluctuate based on actions we take to align our personnel capacity with demand, such as changes in our use of subcontractors, delays or accelerations of hiring personnel and the temporary deployment of resources to or from other business segments. The slight change in cost of services revenues from 2003 to 2002 is consistent with the slight change in services revenues.

        We expect the cost of services to fluctuate relative to services revenues in 2004, but remain relatively consistent on a percentage of services revenues basis for the year.

Operating Expenses

	For the Year Ended December 31,
	2003		2002
	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$9,163	11%	$11,974	16%	$(2,811)	(23)%
Research and development	11,895	14	13,189	17	(1,294)	(10)
General and administrative	11,023	13	9,608	13	1,415	15
Depreciation	5,170	6	4,643	6	527	11

        Sales and marketing. Sales and marketing expense consists primarily of salaries and commissions earned by sales and marketing personnel, public relations, trade shows and travel expenses related to both promotional events and direct sales efforts.

        The decrease in sales and marketing costs resulted primarily from cost actions we took, principally personnel reductions to reduce salaries, commissions, and travel costs. We anticipate sales and marketing expense to increase in absolute dollars in 2004 as discussed previously.

        Research and development.    Research and development expense consists primarily of salaries, benefits, and equipment for personnel who develop and support software for external sale and use in our Managed Services business.

        The decrease in research and development costs also was primarily from cost actions we took, principally personnel reductions. These actions included a reduction in personnel and the transfer of some of our research and development activities to locations with lower labor costs. We anticipate research and development expense to increase in absolute dollars in 2004 as discussed previously.

        General and administrative.    General and administrative expense consists primarily of salaries, benefits, and outside accounting, legal and insurance fees and related costs for executive, finance, legal, human resources, administrative and information services personnel.

        The increase in these costs resulted from additional professional fees to manage our domestic affairs and international expansion, higher legal fees, and severance costs. We anticipate general and administrative expense to remain relatively constant in 2004.

        Depreciation.    The increase resulted from the depreciation of fixed assets we purchased to build the technology infrastructure needed to support growth of our business. Most of these new assets were related to build out our data center. We expect our depreciation expense to increase in absolute dollars in 2004 as we continue to invest in our infrastructure.

	For the Year Ended December 31,
	2003		2002
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)
Intangible amortization expense	$2,842	3%	$2,608	3%	$234	9%
Restructuring	(228)	—	3,336	4	(3,564)	(107)
Impairment of goodwill and intangible assets	69,005	81	—	—	69,005	100
Stock-based compensation	942	1	2,619	3	(1,677)	(64)

        Intangible amortization expense.    The increase resulted from the effect of amortizing the identified intangible assets acquired in the three acquisitions completed in the first quarter of 2002 for a full year in 2003, and the additional amortization from the identified intangible assets acquired from GE in the second quarter of 2003. These increases were offset slightly by a decrease in fluctuations in foreign currency rates and the related translations into US dollars.

        As a result of the 2003 impairment charges we previously described, we expect amortization of intangibles in future periods to be approximately $964,000, $384,000, $384,000, $90,000, and $41,000 for the years ending December 31, 2004, 2005, 2006, 2007, and 2008, respectively.

        Restructuring.    We recorded a restructuring charge of $3.3 million during 2002. Costs associated with the termination of approximately 74 employees totaled approximately $1.1 million. Costs associated with the closing of redundant facilities, the cancellation of certain contracts, and other non-personnel related actions totaled approximately $2.2 million. We paid approximately $300,000, $750,000 and $794,000 of restructuring costs in the second, third and fourth quarters of 2002, respectively, and wrote off property and equipment of approximately $220,000. We reduced the restructuring reserve during the fourth quarter of 2002 by approximately $274,000, based on differences between actual costs incurred compared to our original estimates. During the fourth quarter of 2003, we negotiated a favorable buy-out of the lease on one of our facilities we closed, which resulted in a benefit of $228,000 that we recorded on the restructuring line item. As of December 31, 2003, the remaining restructuring reserve was approximately $112,000.

        Impairment of goodwill and intangible assets.    During 2003, we recorded a $69.0 million impairment of goodwill and intangible assets associated with our prior acquisitions. The impairment reflects the results of our annual assessment of the value of goodwill and intangible asset, as previously discussed.

        Stock-based compensation.    Our stock based compensation resulted from options issued to employees prior to our initial public offering in 2000 with exercise prices less than fair value and from options issued to employees in connection with our acquisition of Speedchain in 2001. We record stock based compensation on an accelerated basis and, accordingly, the 2003 expense was lower than the

2002 expense. We expect to amortize the remaining deferred compensation of approximately $46,000 in the quarter ending March 31, 2004.

Other Income (Expenses) and Income Taxes

	For the Year Ended December 31,
	2003	2002	Increase (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Other income (expenses), net	$597	$922	$(325)	(35)%
Income taxes	(583)	(173)	(410)	237

        Other income (expenses), net.    Other income (expenses), net fluctuates based on the amount of cash balances available for investment, borrowings under our lines of credit, interest and other expenses related to our equipment borrowings, and realized gains and losses on investments. The decrease from 2002 to 2003 resulted primarily from lower prevailing interest rates.

        Income taxes.    In 2003, our income tax provision was comprised of federal, state, and foreign taxes. In 2003, the federal tax provision resulted from the limitation applied to net operating losses for alternative minimum tax purposes. No provision for federal income taxes was recorded for 2002, due to accumulated net operating losses. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.

        As of December 31, 2003, we had approximately $70.5 million of federal net operating losses, which may be carried forward to offset future taxable income, subject to ownership change limitations. As defined under the Internal Revenue Code, substantial changes in our ownership have occurred. As a result, future utilization of these net operating carryforwards that we accumulated prior to the change in ownership are subject to annual limitations. As of December 31, 2003, $10.3 million of the net operating loss carryforwards were attributable to tax deductions related to the exercise of stock options and the remainder to operating activities. Federal net operating loss carryforwards may be used to offset up to 90% of our alternative minimum taxable income. As of December 31, 2003, we had alternative minimum tax and research and development tax credit carryforwards of approximately $141,000 and $1.2 million respectively. As of December 31, 2003, we also had approximately $24.6 million of foreign net operating losses, which may be carried forward to offset future taxable income. The net operating loss and research and development tax credit carryforwards will begin to expire in 2011.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Revenues

	For the Year Ended December 31,
	2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)
Managed services	$45,216	59%	$32,765	51%	$12,451	38%
Software	12,523	16	13,727	21	(1,204)	(9)
Services	18,639	25	18,432	28	207	1

Total revenues	$76,378	100%	$64,924	100%	$11,454	18%

        Managed services revenues.    We attribute the increase in managed services revenues to the continued growth in our automotive and high-tech Managed Services client base and expansion of our responsibilities with existing customers, primarily with Ford, Lucent, and Nortel.

        Software revenues.    The decrease in software revenues was due to $2.25 million of nonrecurring revenue recognized in 2001 related to the expiration of a Japanese customer's annual minimum period in connection with our reseller arrangement. Excluding the nonrecurring revenue recognized from this Japanese customer in 2001, total software revenue increased in 2002 by approximately $1.1 million, or 8%, from 2001.

        Services revenues.    Services revenue was relatively constant from 2001 to 2002.

Cost of Revenues

	For the Year Ended December 31,
	2002		2001
	Amount	Percent of Segment Revenue	Amount	Percent of Segment Revenue	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)
Cost of Revenues:
Managed services	$24,219	54%	$17,019	52%	$7,200	42%
Software	2,533	20	2,406	18	127	5
Services	13,756	74	14,018	76	(262)	(2)

Total cost of revenues	$40,508	53%	$33,443	52%	$7,065	21%

        Cost of managed services revenues.    The increase in cost of managed services revenues was largely due to the growth of our Managed Services operations to support our growing client base and our European expansion. The increase as a percentage of managed services revenues reflects our additional personnel and infrastructure costs related to our European expansion. Over time, we expect to realize productivity improvements from our investment in our support infrastructure and the leveraging of personnel in the performance of our Managed Services agreements. As we enter into large multi-year Managed Services agreements in new industry sectors or new geographic regions that may require significant investments in the related infrastructure, the costs associated with these Managed Services agreements may be greater in the initial year than in the later years when we expect to realize productivity improvements from these infrastructure investments.

        Cost of software revenues.    The increase in cost of software revenues was largely due to our investment in our client support infrastructure. The increase as a percentage of software revenues reflects our additional investment in our client support infrastructure and the effect of $2.25 million of nonrecurring software revenue recognized in the third quarter of 2001.

        Cost of services revenues.    Cost of services revenues was relatively constant from 2001 to 2002.

Operating Expenses

	For the Year Ended December 31,
	2002		2001
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$11,974	16%	$18,154	28%	$(6,180)	(34)%
Research and development	13,189	17	14,583	22	(1,394)	(10)
General and administrative	9,608	13	9,053	14	555	6
Depreciation	4,643	6	3,239	5	1,404	43

        Sales and marketing.    The decrease in sales and marketing expenses was primarily due to a reduction in annual bonuses paid to our employees, a reduction in personnel, and a reduction in promotional expenses.

        Research and development.    The decrease in research and development expenses was primarily due to reductions in annual bonuses paid to our employees, personnel, and the number of internal and contract software developers and quality assurance personnel used to support our product development and testing activities.

        General and administrative.    The increase in general and administrative expenses resulted from the addition of personnel to support the growth of our business and legal and professional fees relating to our international expansion.

        Depreciation.    The increase in depreciation expense resulted from the depreciation of fixed assets purchased to build the infrastructure needed to support the growth of our business.

	For the Year Ended December 31,
	2002		2001
	2002	Percent of Total Revenue	2001	Percent of Total Revenue	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)
Intangible amortization expense	$2,608	3%	$22,309	34%	$(19,701)	(88)%
Restructuring	3,336	4	—	—	3,336	100
In-process research and development	—	—	6,901	11	(6,901)	(100)
Stock-based compensation	2,619	3	5,626	9	(3,007)	(53)

        Amortization.    The decrease in amortization expense resulted from our adoption of the nonamortization approach under SFAS No. 142 for our goodwill. As of January 1, 2002, we had unamortized goodwill of approximately $62.2 million, including amounts reclassified from our assembled workforce intangible assets to goodwill.

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

Other Income (Expenses), Net and Income Taxes

	For the Year Ended December 31,
	2002	2001	Increase (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Other income (expenses), net	$922	$2,937	$(2,015)	(69)%
Income taxes	(173)	(306)	133	(43)

        Other income (expenses), net.    Other income (expenses), net fluctuates, based on the amount of cash balances available for investment, borrowings under our line of credit, interest and other expenses related to our equipment borrowings and realized gains and losses on investments. The decrease in other income (expenses), net resulted from less interest income due to lower interest rates and the decrease in cash and cash equivalents and short-term investments balances as we continue to use of our cash resources to fund our operations and acquire companies.

        Income taxes.    In 2002 and 2001, the tax provision was comprised of state and foreign taxes. No provision for federal income taxes has been recorded for 2002 or 2001 due to our accumulated net operating losses. We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.

Liquidity and Capital Resources

Obligations

Lines of Credit

        We have a term loan, a secured revolving line of credit, and an equipment line of credit with Comerica Bank. The term loan matures in June 2004 and bears interest at the bank's prime rate plus 50 basis points (4.5% as of December 31, 2003). The balance outstanding under the term loan was approximately $1.0 million as of December 31, 2003.

        We may borrow up to $10 million under the revolving line of credit, with a $2.5 million sub-limit for the issuance of letters of credit. Advances under the revolving line of credit are limited to the lesser of $10 million or 80% of eligible accounts receivable, as defined in the loan agreement. The revolving line of credit bears interest at the bank's prime rate (4.0% as of December 31, 2003) and matures in July 2004. There was no outstanding balance under the revolving line of credit as of December 31, 2003.

        In the first and third quarters of 2003, we borrowed approximately $614,000 and $488,000, respectively against the equipment line of credit. The availability under the Equipment Line of Credit expired in July 2003. Commencing on July 31, 2003, interest and principal began to be payable in monthly installments on all borrowings made under the equipment line of credit, which matures in full on July 30, 2005. The outstanding balance under the Equipment Line of Credit was approximately $796,000 as of December 31, 2003, of which $490,000 was classified as current on our balance sheet. The Equipment Line of Credit has two interest-only payment periods and bears interest at the bank's prime rate plus 50 basis points (4.5% as of December 31, 2003).

        The terms of the revolving line of credit and equipment line of credit require us to comply with several financial covenants, including restrictions and limitations on future indebtedness, sale of assets and material changes in our business. The financial covenants include a minimum modified quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.5 to 1.0. Under the most restrictive of these financial covenants, our quarterly pro forma income (loss), as defined, cannot be less than zero. Pro forma income (loss) is defined in the loan agreement as net income, plus interest expense, taxes, non-cash charges (including depreciation, amortization, stock-based compensation, impairment charges, research and development related charges and one-time restructuring charges), and cash restructuring charges (not to exceed $5.0 million in the aggregate), less interest income and any one-time or non-recurring revenue. Through December 31, 2003, we were in compliance with these covenants and expect to be in compliance for at least the next 12 months.

        We expect to obtain a new $10 million revolving line of credit to replace the current one that expires in July 2004.

Leases

        We have various capital leases with 36-month to 48-month repayment periods. In March 2003, we obtained a new equipment leasing arrangement with a vendor for approximately $886,000. Amounts borrowed are due over 36 months. Total capital lease obligations outstanding as of December 31, 2003, were approximately $692,000.

        We lease various equipment and office space under operating lease agreements expiring at various dates through 2013. In addition to base rent, we are responsible for certain taxes, utilities, and maintenance costs.

Aggregate Contractual Obligations (in thousands)

	Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Line of credit obligations	$1,801	$1,495	$306	$—	$—
Capital lease obligations	764	372	392	—	—
Operating lease obligations	15,242	3,219	5,411	3,160	3,452

Total	$17,807	$5,086	$6,109	$3,160	$3,452

Guarantees

        In some of our software license arrangements, we have agreed to indemnify customers for any damages they sustain from a claim for intellectual property infringement. Additionally, subject to specified contractual limitations on amount, under our Managed Services agreements, we have agreed to indemnify our customers for any damages they sustain from our performance of Managed Services in a non-compliant manner. Although we do not believe that our products infringe the intellectual property rights of any third party or that we are performing services in a non-compliant manner, we cannot estimate our maximum liability exposure, because of the inherent uncertainty associated with any such claims and the varying nature of the indemnification levels to which we have agreed.

Cash Flows

	For the Year Ended December 31,
	2003	2002
	(in thousands)
Cash and cash equivalents and short-term investments, end of year	$56,448	$56,957
Cash and cash equivalents and short-term investments, beginning of year	56,957	73,771

Net increase (decrease) in cash and cash equivalents and short-term investments	$(509)	$(16,814)

        The main reasons for the changes in cash and cash equivalents and short-term investments from 2002 to 2003 were:

  •
  Lower capital expenditures;

  •
  Lower cash payments for restructuring activities;

  •
  Lower acquisition costs; and

  •
  Increased cash from operations.

Future Cash Investment Needs

        We intend to continue investing in the expansion of our business, particularly to build out our global platform and infrastructure. As discussed in our overview, we intend to increase spending on operating expenses by $2.0 million to $3.0 million in 2004. Additionally, we anticipate spending more on our Managed Services operations in 2004 than we did in 2003. Our future liquidity and capital requirements will depend on numerous factors, including:

  •
  The costs and timing of expansion of our sales and marketing activities;

  •
  The costs and timing of expansion of our operating capabilities;

  •
  The costs and timing of our product development efforts and the success of those development efforts;

  •
  The extent to which our existing and new products and services gain market acceptance;

  •
  The level and timing of our revenues;

  •
  The costs involved in maintaining and enforcing our intellectual property rights; and

  •
  Available borrowings under line of credit and capital lease arrangements.

        Accordingly, until we generate and sustain profits from our operations to fund these investments fully, our cash, cash equivalents, and short-term investments are likely to continue to decline. In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies. We believe that our current cash resources will be sufficient to meet our working capital and capital requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event that we need additional financing, we may not be able to raise it on terms acceptable to us, if at all.

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

        We currently do not use financial instruments to hedge the operating expenses of our foreign subsidiaries. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. Amounts outstanding under our secured revolving line of credit arrangement exposes us to interest rate risk if the prime rate increases. We had approximately $1.8 million in variable rate debt as of December 31, 2003. Our interest income is sensitive to changes in U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. We do not hold or issue derivative securities, derivative commodity instruments, or other financial instruments for trading purposes. Therefore, no quantitative tabular disclosures are required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements, and related notes thereto, of Vastera and the Reports of Independent Auditors are filed as part of this Form 10-K.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Vastera, Inc.:

        We have audited the accompanying consolidated balance sheets of Vastera, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, statements of changes in stockholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2003 and 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements of Vastera, Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the restatement and the revision described in Note 2 to the consolidated financial statements, in their report dated January 23, 2002.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

        In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vastera, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

        As discussed above, the consolidated financial statements of Vastera, Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 2, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. Also as described in Note 2, the Company adopted EITF Topic D-103 as of January 1, 2002, which requires reimbursable travel expenses be classified as revenue, and the revenues and cost of revenues in the 2001 financial statements have been restated to conform to the 2002 presentation. We audited the adjustments that were applied to restate the amounts relating to reportable segments reflected in the 2001 consolidated financial statements and the adjustments that were applied, as a result of the adoption of EITF Topic D-103, to restate the revenues and costs of revenues in the 2001 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. As described in Note 3, the 2001 consolidated financial statements have also been revised to include the transitional disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. In our opinion, the transitional disclosures for 2001 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Vastera, Inc. and subsidiaries other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP KPMG LLP

McLean, Virginia
January 28, 2004

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

As discussed in Exhibit 23.2, this report has not been reissued by Arthur Andersen LLP.

VASTERA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$16,046	$23,696
Short-term investments	40,402	33,261
Accounts receivable, net of allowance for doubtful accounts of $994 and $948, respectively	17,599	18,409
Prepaid expenses and other current assets	4,212	2,535

Total current assets	78,259	77,901
Property and equipment, net	10,806	11,934
Intangible assets, net	1,863	9,098
Goodwill	5,044	65,657
Deposits and other assets	1,292	974

Total assets	$97,264	$165,564

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit and capital lease obligations, current	$1,867	$2,150
Accounts payable	921	4,277
Accrued expenses	5,260	6,937
Accrued compensation and benefits	3,452	1,543
Deferred revenue, current	9,451	9,446

Total current liabilities	20,951	24,353
Long-term liabilities:
Line of credit and capital lease obligations, net of current portion	698	1,078
Deferred revenue, net of current portion	2,393	2,476

Total liabilities	24,042	27,907

Commitments and contingencies (See Note 10)
Stockholders' equity:
Common stock, $0.01 par value; 100,000 shares authorized; 41,745 and 40,490 shares issued and outstanding, respectively	417	405
Additional paid-in capital	327,234	323,010
Accumulated other comprehensive loss	(715)	(2,280)
Deferred compensation	(46)	(988)
Accumulated deficit	(253,668)	(182,490)

Total stockholders' equity	73,222	137,657

Total liabilities and stockholders' equity	$97,264	$165,564

The accompanying notes are an integral part of these consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenues:
Managed services revenues	$55,246	$45,216	$32,765
Software revenues	11,382	12,523	13,727
Services revenues	18,603	18,639	18,432

Total revenues	85,231	76,378	64,924

Cost of revenues:
Cost of managed services revenues (excluding stock-based compensation of $26, $73 and $161, respectively)	30,133	24,219	17,019
Cost of software revenues (excluding stock-based compensation of $4, $13 and $24, respectively)	2,671	2,533	2,406
Cost of services revenues (excluding stock-based compensation of $132, $366 and $788, respectively)	13,807	13,756	14,018

Operating expenses:
Sales and marketing (excluding stock-based compensation of $378, $1,051 and $2,257, respectively)	9,163	11,974	18,154
Research and development (excluding stock-based compensation of $92, $255 and $546, respectively)	11,895	13,189	14,583
General and administrative (excluding stock-based compensation of $310, $861 and $1,850, respectively)	11,023	9,608	9,053
Depreciation	5,170	4,643	3,239
Intangible amortization expense	2,842	2,608	22,309
Restructuring	(228)	3,336	—
Impairment of goodwill and intangible assets	69,005	—	—
In-process research and development	—	—	6,901
Stock-based compensation	942	2,619	5,626

Total operating expenses	109,812	47,977	79,865

Loss from operations	(71,192)	(12,107)	(48,384)
Other income (expense):
Interest and other income	698	1,362	3,373
Interest and other expense	(101)	(440)	(436)

Total other income (expense)	597	922	2,937

Loss before income taxes	(70,595)	(11,185)	(45,447)
Income taxes	(583)	(173)	(306)

Net loss attributable to common stockholders	$(71,178)	$(11,358)	$(45,753)

Basic and diluted net loss per common share	$(1.73)	$(0.28)	$(1.22)

Weighted-average common shares outstanding	41,128	40,019	37,650

The accompanying notes are an integral part of these consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

		Common Stock			Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)			Additional Paid-In Capital		Deferred Compensation	Accumulated Deficit
		Shares	Amount					Total
Balance, December 31, 2000		36,336	$363	$292,887	$66	$(8,927)	$(125,379)	$159,010
Net loss	(45,753)	—	—	—	—	—	(45,753)	(45,753)
Foreign currency translation adjustment	(70)	—	—	—	(70)	—	—	(70)
Net unrealized gain on investments	244	—	—	—	244	—	—	244

Comprehensive loss	$(45,579)

Exercise of stock options		1,142	12	3,066	—	—	—	3,078
Exercise of warrants		77	1	293	—	—	—	294
Deferred stock compensation		—	—	465	—	(465)	—	—
Amortization of deferred stock compensation, net of adjustments		—	—	(159)	—	5,785	—	5,626
Issuance of common stock in connection with acquisition		944	9	13,542	—	—	—	13,551
Issuance of common stock for employee stock purchase plan		193	2	1,836	—	—	—	1,838

Balance, December 31, 2001		38,692	$387	$311,930	$240	$(3,607)	$(171,132)	$137,818

Net loss	(11,358)	—	—	—	—	—	(11,358)	(11,358)
Foreign currency translation adjustment	(2,254)	—	—	—	(2,254)	—	—	(2,254)
Net unrealized loss on investments	(266)	—	—	—	(266)	—	—	(266)

Comprehensive loss	$(13,878)

Exercise of stock options		965	10	2,530	—	—	—	2,540
Amortization of deferred stock compensation		—	—	—	—	2,619	—	2,619
Issuance of common stock in connection with acquisition		473	4	7,000	—	—	—	7,004
Issuance of common stock for employee stock purchase plan		360	4	1,550	—	—	—	1,554

Balance, December 31, 2002		40,490	$405	$323,010	$(2,280)	$(988)	$(182,490)	$137,657

Net loss	(71,178)	—	—	—	—	—	(71,178)	(71,178)
Foreign currency translation adjustment	1,638	—	—	—	1,638	—	—	1,638
Net unrealized loss on investments	(73)	—	—	—	(73)	—	—	(73)

Comprehensive loss	$(69,613)

Exercise of stock options		876	8	2,742	—	—	—	2,750
Amortization of deferred stock compensation		—	—	—	—	942	—	942
Issuance of common stock in connection with acquisition		51	1	311	—	—	—	312
Issuance of common stock for employee stock purchase plan		328	3	1,171	—	—	—	1,174

Balance, December 31, 2003		41,745	$417	$327,234	$(715)	$(46)	$(253,668)	$73,222

The accompanying notes are an integral part of these consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(71,178)	$(11,358)	$(45,753)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	942	2,619	5,626
Depreciation and intangible amortization expense	8,012	7,251	25,548
Provision for allowance for doubtful accounts	372	604	1,079
Impairment of goodwill and intangible assets	69,005	—	—
In-process research and development	—	—	6,901
Amortization of revenue discount related to customer contracts	320	300	300
Amortization of capitalized internal-use software costs	502	—	—
Changes in operating assets and liabilities:
Accounts receivable	996	(4,783)	(4,210)
Prepaid expenses and other current assets	(1,518)	(54)	(834)
Deposits and other assets	(346)	(460)	(312)
Accounts payable and accrued expenses	(5,250)	1,400	(1,707)
Accrued compensation and benefits	1,861	(3,020)	(484)
Deferred revenue	(196)	2,755	(4,450)

Net cash provided by (used in) operating activities	3,522	(4,746)	(18,296)

Cash flows from investing activities:
Acquisitions of subsidiaries	(3,000)	(5,682)	—
Net sales (purchases) of short-term investments	(7,214)	29,262	8,433
Acquisition of property and equipment	(3,334)	(7,393)	(2,015)

Net cash provided by (used in) investing activities	(13,548)	16,187	6,418

Cash flows from financing activities:
Proceeds from the exercise of warrants	—	—	294
Proceeds from the exercise of stock options and issuance of common stock for the employee stock purchase plan	3,924	4,094	4,916
Principal payments on long-term debt	(2,730)	(2,712)	(2,002)
Proceeds from equipment line of credit	1,102	—	—

Net cash provided by financing activities	2,296	1,382	3,208

Effect of foreign currency exchange rate changes on cash and cash equivalents	80	(109)	(41)

Net increase (decrease) in cash and cash equivalents	(7,650)	12,714	(8,711)
Cash and cash equivalents, beginning of year	23,696	10,982	19,693

Cash and cash equivalents, end of year	$16,046	$23,696	$10,982

The accompanying notes are an integral part of these consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES NOTES TO THE
CONSOLIDATED FINANCIAL STATEMENTS

1.     The Company:

Nature of the Business

        Vastera, Inc. ("Vastera" or the "Company") is a leading provider of solutions for Global Trade Management and was incorporated in Virginia in November 1991 under the name Export Software International, Inc. The Company reincorporated in Delaware in July 1996 and changed its name to Vastera, Inc. in June 1997. The Company's principal solutions offerings include software solutions, Trade Management Consulting, and Managed Services. Managed Services range from management of a specific global trade function to providing complete management of a client's global trade operations. The Company has operations in the United States, Belgium, Brazil, Canada, France, Germany, Ireland, Japan, Mexico, the Netherlands, Poland, Spain, and the United Kingdom.

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

Acquisitions

        As discussed in Note 3, in December 2003, the Company recorded an impairment charge related to goodwill and certain intangible assets acquired in these and other acquisitions.

2003 Acquisition

        On June 19, 2003, the Company acquired General Electric Company's ("GE") internal U.S. customs import operations. The Company also entered into a Managed Services agreement pursuant to which the Company will manage the U.S. customs import operations for five of GE's U.S. divisions for a minimum term of 3 years. The results of GE's internal U.S. customs import operations are included in the Company's operations beginning July 1, 2003, the effective date of the acquisition.

        In exchange for selling the Company its internal U.S. customs import operations, GE received $3.0 million in cash and 51,046 shares of the Company's common stock valued at approximately $312,000. The purchase price, including transaction costs of approximately $62,000, has been preliminarily allocated based on fair values as follows (in thousands):

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

$18,812

        Prior to January 1, 2002, the amounts allocated to assembled workforce and goodwill were being amortized on a straight-line method over the estimated useful life of these assets, which are two years and four years, respectively. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, these intangible assets were no longer amortized after January 1, 2002.

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

Pro Forma for the Year Ended December 31, 2001
(Unaudited)
Total revenues	$64,924
Net loss	(41,679)
Pro forma basic and diluted loss per common share	(1.11)

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

Managed Services Revenues

        Managed services revenues are derived from agreements that provide for transaction or services fees based on the performance and delivery of the Company's Managed Services solutions. Managed Services solutions include the processing of the Company's clients' customs entries and the classifying of clients' goods. Managed Services transaction arrangements are often subject to annual or quarterly minimum transaction thresholds and revenues are recognized based on the lower of the cumulative actual transactions processed using a weighted-average transaction rate or the cumulative amount billable for the period. For those Managed Services transaction arrangements subject to annual minimums and for those arrangements where the amount billable for interim periods is limited to the pro-rata portion of the annual minimum, transactions processed in excess of the minimum in each period are not billable, and, therefore, revenue is not recognized until the end of the related year. Certain Managed Services arrangements are based upon a fixed services fee. Revenues associated with these arrangements are recognized ratably over the term of the arrangement and limited to the amounts billable. In addition, the Company may receive annual gainsharing fees under certain Managed Services arrangements based on a percentage of the clients' annual cost savings, as defined in those Managed Services arrangements. These gainsharing fees are recognized when they become fixed and determinable.

Software Revenues

        Software revenues consist of term license revenues, perpetual software license revenues, and transaction-based revenues. The Company recognizes revenue from the sale of software products in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition.

        Term license revenues are derived from term software license arrangements in which the Company's clients license its software products and obtain the right to unspecified enhancements on a when-and-if-available basis, ongoing support and content update services. Content updates are significant and frequent. Revenues are recognized ratably over the contract term. Term license arrangements typically range from three to five years. To the extent the Company hosts the software for its customers, the hosting fee is recognized ratably over the contract period in conjunction with the recognition of the license fee. Term license fees are typically billed annually, quarterly or monthly.

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

        The Company recognizes revenues from arrangements with resellers beginning when the software product is sold to the end user. Any annual transaction minimums not sold by the reseller to the end customers are recognized as revenues upon the expiration of the annual minimum period.

Services Revenues

        Services revenues are derived from implementation, Trade Management Consulting and training services. Services are performed on a time and materials basis or under fixed price arrangements. Revenues on time and materials contracts are recognized based on fixed billable rates for hours delivered, and revenues on fixed priced contracts and are recognized as the services are performed, using the percentage of completion method of accounting based on the ratio of costs incurred to total estimated costs to be incurred. Losses on arrangements are recognized when known.

        For multiple-element arrangements where the Company provides both software and services, the Company defers the service fee, based on vendor-specific objective evidence, and recognize it as the services are performed.

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

        Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting and training services provided to clients, as well as the cost of third parties contracted to provide either application consulting or implementation services or Trade Management Consulting to the Company's clients.

Internal Use Software

        In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs associated with the implementation and integration of its trade management platform to its Managed Services operations. The Company capitalized approximately $696,000 and $1.6 million of direct labor costs in 2003 and 2002, respectively, related to the certain capitalizable tasks including the technical design, system configuration and testing phases of the integration process. Judgment is involved in determining which development tasks associated with the platform integration are capitalizable pursuant to SOP 98-1. These costs are amortized as costs of managed services revenues over three years and amortization commences upon the completion of the integration to the Vastera platform. Total amortization expense in 2003 and 2002 was approximately $502,000 and $50,000, respectively. Net capitalized costs as of December 31, 2003 and 2002 were approximately $1.7 million and $1.5 million, respectively.

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds, commercial paper, government/federal notes and bonds, and certificates of deposit.

Fair Value of Financial Instruments

        The carrying amount of the Company's financial instruments, which include cash and cash equivalents, investments, accounts receivable, accounts payable, the line of credit, and capital lease obligations approximate their fair value due to the relatively short duration of the instruments.

Accounts Receivable and Allowance for Doubtful Accounts

        As of December 31, 2003 and 2002, the Company had approximately $485,000 and $57,000, respectively, of unbilled revenue included in accounts receivable. Unbilled amounts primarily relate to services performed but not yet billed under fixed price services arrangements.

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Investments

        The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers all of its investments to be available-for-sale. Investments consist of commercial paper and government/federal notes and bonds with maturities greater than 90 days. Investments are carried at fair market value.

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

        In 2003, 2002, and 2001, the Company recognized net unrealized (losses) gains on investments in debt securities of approximately $(73,000), $(266,000), and $244,000, respectively, as a component of stockholders' equity.

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

        As of December 31, 2003 and 2002, Ford accounted for 25% and 16%, respectively, of total accounts receivable. Lucent Technologies accounted for 7% and 19% of total accounts receivable as of December 31, 2003 and 2002, respectively.

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

Goodwill and Intangible Assets

        Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company's assessment date is December 31 each year. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

        In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. In connection with the adoption of SFAS No. 142, as a first step, the Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. In the second step, the Company would have been required to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill would have been determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation would have been the implied fair value of the reporting unit goodwill. To the extent the implied fair value of this reporting unit exceeded its carrying amount, the Company would be required to recognize an impairment charge.

        Prior to the January 1, 2002, goodwill was amortized on a straight-line basis over its expected economic life, generally four or five years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through the undiscounted future operating cash flows of the acquired operation.

        On January 1, 2002, in accordance with SFAS No. 141, the Company reclassified its assembled workforce intangible assets to goodwill. Prior to January 1, 2002, assembled workforce intangibles were amortized on a straight-line basis over two or three years. The value assigned to the assembled workforce in the acquisition of Ford's global customs import operation was allocated to each country in which the Company acquired Ford's global customs import operations, based upon the number of employees in that country. The related amortization was recorded over three years from the date the Company assumed Ford's customs import operations in that country.

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

Software Development Costs

        In accordance with SFAS No. 86, Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of the Company's products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant, and therefore, the Company has not capitalized any software development costs related to software products developed for third party sales.

Research and Development

        Research and development costs are expensed as incurred. Research and development costs were approximately $11.9 million, $13.2 million, and $14.6 million in 2003, 2002, and 2001, respectively.

Stock Options

        The Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Plans. No options granted during the years ended December 31, 2003, 2002, and 2001 were granted with exercise prices that were less than fair value. The Company has deferred compensation balances from options issued prior to 2001. The deferred compensation is recognized over the vesting period of the related options using an accelerated method. In 2003, 2002, and 2001, the Company recognized compensation expense of approximately $942,000, $2,619,000, and $5,626,000, respectively.

        Had compensation expense for the Company's 1996 Plan, 2000 Plan and Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

	Years ended December 31,
	2003	2002	2001
Net loss applicable to common stockholders, as reported	$(71,178)	$(11,358)	$(45,753)
Add: stock-based compensation included in net loss, net of tax	942	2,619	5,626
Deduct: stock-based compensation determined under the fair value method for all awards, net of tax	(16,384)	(14,699)	(16,689)
Net loss, pro forma	(86,620)	(23,438)	(56,816)
Pro forma net loss per common share	(2.11)	(0.59)	(1.51)

        For purposes of the SFAS No. 123 disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the years ended December 31, 2003, 2002 and 2001:

	Years ended December 31,
	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	100-120%	118%	86%
Average risk-free interest rate — 2000 Plan	1.66-3.25%	3.06%	4.09%
Average risk-free interest rate — Employee Stock Purchase Plan	0.98-1.02%	1.06%	4.09%
Expected term—2000 Plan	3-5 years	3 years	3 years
Expected term—Employee Stock Purchase Plan	6 months	6 months	6 months

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

Net Loss Per Common Share

        Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share includes the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2003, 2002 and 2001, options to purchase approximately 8,436,000, 4,776,000, and 7,533,000 shares of common stock were outstanding, respectively. Due to the anti-dilutive effect of the options, they have been excluded from on the calculation of weighted-average shares for diluted earnings per share. As a result, the basic and diluted loss per share amounts are identical.

Foreign Currency Translation

        The Company's functional currency in all foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains, and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive loss in stockholders' equity. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. The Company incurred a gain (loss) included in comprehensive income (loss) in the accompanying consolidated financial statements of approximately $1,638,000, $(2,254,000), and $(70,000) from translation of its foreign subsidiary's assets and liabilities into U.S. dollars in 2003, 2002, and 2001, respectively. There were no material gains and losses from foreign currency exchange transactions for the same periods.

Comprehensive Loss

        As of December 31, 2003, 2002 and 2001, accumulated other comprehensive loss includes unrealized gains and losses on investments and foreign currency translation adjustments. As of December 31, 2003 and 2002, accumulated net unrealized gain on available for sale investments was approximately $107,000 and $180,000, respectively. As of December 31, 2003 and 2002, accumulated foreign currency translation adjustment was a loss of approximately $822,000 and $2.5 million, respectively.

3.     Goodwill and Intangible Assets:

        In December 2003, the Company recorded a charge of $69.0 million for the impairment of goodwill and intangible assets associated with its prior acquisitions. The impairment resulted from the Company's annual review of goodwill and intangible assets, which considered current business performance, slowed growth and other market conditions. The charge for the impairment of goodwill and intangible assets was as follows (in thousands):

	Goodwill	Intangible Assets	Total
Managed services	$62,010	$6,086	$68,096
Services	909	—	909

Total	$62,919	$6,086	$69,005

Goodwill Impairment

        SFAS No. 142 requires the Company to perform annual testing to compare each reporting units' fair value to its carrying value, including goodwill. In connection with the adoption of SFAS 142, in the first quarter of 2002, the Company assessed the fair value of each of the Company's reporting units and their intangible assets. The Company determined that each reporting units' carrying values, including goodwill, did not exceed its fair value.

        The Company engaged an independent valuation firm to assess the fair value of each of the Company's reporting units and their intangible assets as of December 31, 2003 and 2002. The Company determined that each reporting units' carrying value, including goodwill, did not exceed its fair value as of December 31, 2002. However, as of December 31, 2003, the Company determined that two of its reporting units' carrying values, including goodwill, exceeded their respective fair values. As a result, at December 31, 2003, the Company assessed the fair value of the reporting units' assets, including identified intangible assets, and liabilities and derived an implied fair value for each reporting units' goodwill. Since the carrying amount of goodwill was greater than its implied fair value for the two identified reporting units, a charge of $62.9 million for the impairment of goodwill was recognized in December 2003.

        The fair values of the reporting units were determined using an average of the income approach and market approach values. The Company determined the estimated fair value of identified intangible assets and non-goodwill intangible assets and liabilities using the estimated discounted cash flows. The Company used a discount rate based on the specific risks and circumstances associated with the identified intangible asset or other non-goodwill assets or liability being evaluated. The assumptions supporting the estimated cash flows for identified intangible assets and other non-goodwill assets and liabilities, including the discount rate, reflects management's estimates. The discount rate was based upon the Company's weighted average cost of capital as adjusted for the risks associated with the operations being tested.

        Goodwill as of December 31, 2003 and 2002 is as follows (in thousands):

	December 31,
	2003	2002
Goodwill	$5,044	$94,214
Less — Accumulated amortization	—	(28,557)

Goodwill	$5,044	$65,657

        The results for prior years have not been restated to reflect the nonamortization approach adopted for goodwill. A reconciliation of previously reported net loss and net loss per share in 2001 to the amounts adjusted for the exclusion of goodwill amortization, including a comparison of net loss and net loss per share in 2003 and 2002, is as follows (in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Reported net loss attributable to common stockholders	$(71,178)	$(11,358)	$(45,753)
Goodwill amortization, net of tax	—	—	20,302

Adjusted net loss	$(71,178)	$(11,358)	$(25,451)

Basic and diluted net loss per share as reported	$(1.73)	$(0.28)	$(1.22)
Goodwill amortization	—	—	0.54

Adjusted basic and diluted net loss per share	$(1.73)	$(0.28)	$(0.68)

Weighted average common shares	41,128	40,019	37,650

Intangible Asset Impairment

        As part of the Company's review of the financial results for 2003, the Company performed an assessment of the carrying value of the Company's long-lived assets, including intangible assets. The assessment was performed pursuant to SFAS No. 144. As a result of this assessment, the Company recorded a charge of $6.1 million in December 2003, related to the impairment of technology and know-how acquired in the Company's recent acquisitions. This charge was based on the amount by which the carrying amount of the developed technology exceeded its fair value. Fair value was determined based on discounted future cash flows derived from the developed technology, which had separately identifiable cash flows. The assumptions supporting the estimated future cash flows, including the discount rate reflect management's estimates. The discount rate was based upon the Company's weighted average cost of capital as adjusted for the risks associated with its operations.

        Intangible assets as of December 31, 2003 and 2002, consists of the following (in thousands):

	December 31,
	2003	2002
Acquired technology and know-how	$1,484	$11,332
Customer contracts	379	1,665

	1,863	12,997
Less — Accumulated amortization	—	(3,899)

Intangible assets, net	$1,863	$9,098

        Amortization of intangible assets in 2003, 2002, and 2001 was approximately $2.8 million, $2.6 million, and $2.0 million, respectively. In the aggregate, amortization for future periods is expected to be approximately $964,000, $384,000, $384,000, $90,000, and $41,000 for the years ending December 31, 2004, 2005, 2006, 2007, and 2008, respectively.

4.     Property and Equipment:

        Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002
Computer equipment	$13,432	$10,749
Software	8,811	7,474
Furniture and equipment	5,233	4,740
Leasehold improvements	1,551	1,473

	29,027	24,436
Less — Accumulated depreciation	(18,221)	(12,502)

Property and equipment, net	$10,806	$11,934

        Depreciation expense in 2003, 2002, and 2001 was approximately $5.2 million, $4.6 million, and $3.2 million, respectively.

5.     Long-Term Debt:

Lines of Credit

        In July 2002, the Company refinanced $3.9 million of outstanding debt under its former credit facility with a new facility from Comerica Bank. The term loan matures in June 2004 and bears interest at the bank's prime rate plus 50 basis points (4.5% as of December 31, 2003). The balance under the term loan was approximately $1.0 million and $3.0 million as of December 31, 2003 and 2002, respectively. The Company also obtained a secured revolving line of credit (Line of Credit) and an equipment line of credit (Equipment Line of Credit) with Comerica Bank.

        The Company may borrow up to $10.0 million under the Line of Credit, with a $2.5 million sub-limit for the issuance of letters of credit. Advances under the Line of Credit are limited to the lesser of $10 million or 80% of eligible accounts receivable, as defined in the loan agreement. The Line of Credit bears interest at the bank's prime rate (4.0% as of December 31, 2003). The Line of Credit matures in July 2004. There were no outstanding balance under the Line of Credit as of December 31, 2003 and 2002.

        In the first and third quarters of 2003, the Company borrowed approximately $614,000 and $488,000, respectively, against the equipment line of credit. The availability under the Equipment Line of Credit expired in July 2003. Commencing on July 31, 2003, interest and principal began to be payable in monthly installments on all borrowings made under the equipment line of credit, which matures in full on July 30, 2005. The outstanding balance under the Equipment Line of Credit was approximately $796,000 as of December 31, 2003, of which $490,000 was current. The Equipment Line of Credit has two interest-only payment periods and bears interest at the bank's prime rate plus 50 basis points (4.5% as of December 31, 2003). The balance under the Equipment Line of Credit was zero at December 31, 2002.

        The terms of the Line of Credit and Equipment Line of Credit require the Company to comply with several financial covenants, including restrictions and limitations on future indebtedness, sale of assets and material changes in the Company's business. The financial covenants include a minimum modified quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.5 to 1.0. Under the most restrictive of the financial covenants, the Company's pro forma income cannot be less than zero for the three months ended December 31, 2003 or quarterly thereafter. Pro forma income (loss) is defined in the loan agreement as net income, plus interest expense, taxes, non-cash charges (including depreciation, amortization, stock-based compensation, research and development related charges and one-time restructuring charges), and cash restructuring charges (not to exceed $5.0 million in the aggregate), less interest income and any one-time or non-recurring revenue. Through December 31, 2003, the Company was in compliance with the covenants of the Company's credit facility.

Capital Lease Obligations and Other

        The Company leases office equipment under various non-cancelable capital leases. Amounts borrowed under the equipment leasing arrangement are due over 36- to 48-month repayment periods.

        As of December 31, 2003 and 2002, capital lease obligations outstanding were approximately $764,000 and $92,000, respectively. Approximately $372,000 of the capital lease obligation balance was current as of December 31, 2003. Property and equipment includes approximately $925,000 and $258,000 of equipment under capital lease arrangements at December 31, 2003 and 2002, respectively. Related accumulated depreciation was approximately $134,000 and $204,000 at December 31, 2003 and 2002, respectively.

        As of December 31, 2002, the Company had a note payable outstanding of approximately $120,000 due to a third party issued in connection with a 2002 acquisition. The Company repaid the loan in February of 2003. Interest accrued monthly at an annual rate of approximately 6.5%.

        Future minimum payments under the Company's term loan, note payable and capital lease arrangements at December 31, 2003, are as follows (in thousands):

2004	$1,975
2005	667
2006	76

Total minimum payments	2,718
Less — amounts representing interest	(153)

Present value of net minimum payments	2,565
Less — current obligations	(1,867)

Long-term debt	$698

6.     Warrants

        In March 2001 and August 2001, two existing investors exercised warrants to purchase approximately 68,000 and 12,000 shares of common stock, respectively, for an aggregate purchase price of approximately $294,000. One investor exercised their warrants on a cashless basis and accordingly, the number of shares purchased was reduced, as defined in the respective stock purchase agreements. As of December 31, 2003 and 2002, there were no outstanding warrants to purchase the Company's common stock.

7.     Stockholders' Equity:

Common Stock

        Dividends may be declared and paid on common stock shares at the discretion of the Company's Board of Directors. No common stock dividends have been declared or paid as of December 31, 2003 and 2002. The Company is restricted by its Line of Credit agreement to pay dividends on its common stock.

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

2000 Stock Incentive Plan

        On April 4, 2000, the Company adopted a 2000 Stock Incentive Plan (the "2000 Plan") to replace the 1996 Plan, effective upon the completion of the Company's initial public offering. As of December 31, 2003, approximately 19,375,000 shares of common stock were available for issuance under the 2000 Plan, which includes the shares reserved for issuance under the 1996 Plan. The 2000 Plan provides for grants of options to purchase common stock and issuance of shares of common stock to employees, directors, consultants, and advisors.

        For incentive stock options, the exercise price may not be less than the determined fair market value at the date of grant. For nonqualified stock options, the exercise price shall be at least equal to 85% of the fair market value of the shares at the date of grant. Stock options granted under the 1996 Plan and 2000 Plan (together, the "Plans") vest over a three to six-year period, but generally over four years, and expire ten years after the grant date. Approximately 7,240,000 and 11,776,000 options were available for future grant under the 2000 Plan as of December 31, 2003 and December 31, 2002, respectively.

        The following table summarizes activity for the stock options granted under the Plans for the three years ended December 31, 2003 (in thousands, except per share data).

	Number of Options	Range of Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2000	6,731	$1.00 – $20.38	$4.52
Granted	2,463	7.38 – 18.50	12.02
Exercised	(1,142)	1.00 – 12.06	2.70
Forfeited	(519)	1.00 – 18.50	6.83

Options outstanding at December 31, 2001	7,533	$1.00 – $20.38	$6.95

Granted	3,032	1.94 – 16.60	9.49
Exercised	(965)	1.00 – 12.06	2.63
Forfeited	(4,824)	1.00 – 20.38	11.23

Options outstanding at December 31, 2002	4,776	$1.00 – $18.00	$5.08

Granted	5,862	3.60 – 6.47	4.10
Exercised	(876)	0.84 – 5.65	3.14
Forfeited	(1,326)	0.84 – 18.00	5.58

Options outstanding at December 31, 2003	8,436	$0.84 – $16.38	$4.44

        The weighted-average fair value of options granted during the years ended December 31, 2003, 2002 and 2001 was $2.88, $6.85, and $6.80, respectively.

        As of December 31, 2003, options to purchase approximately 4,812,000 shares of common stock were exercisable with a weighted-average per share exercise price of $4.47. The weighted-average remaining contractual life and weighted-average exercise price per share of options outstanding and options exercisable at December 31, 2003, for selected exercise price ranges are as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$ 1.00 – $ 2.00	252	4.2	$1.01	249	$1.00
2.01 – 4.00	2,648	6.6	3.48	1,335	3.58
4.01 – 6.00	4,753	8.3	4.30	2,719	4.24
6.01 – 8.00	407	6.7	6.76	254	6.93
8.01 – 10.00	101	6.1	9.66	78	9.67
10.01 – 12.00	75	7.2	11.58	50	11.60
12.01 – 14.00	51	7.5	13.05	28	12.92
14.01 – 16.00	138	6.5	15.19	93	15.19
16.01 – 18.00	11	7.5	16.22	6	16.25

$ 1.00 – $18.00	8,436	7.5	$4.44	4,812	$4.47

Stock Option Cancellation

        In October 2002, the Company offered each employee an opportunity to cancel certain of their stock options (the "Options Exchange") in exchange for the right to receive a future stock option grant for the same number of shares six months and one day from the date of cancellation with a strike price equal to the market price on the new grant date. Options to purchase approximately 3.8 million shares were cancelled pursuant to the Options Exchange. In April 2003, the Company issued replacement options to employees to purchase approximately 3.6 million shares of common stock at an exercise price of $4.06 per share in exchange for the options previously canceled. The vesting schedule of the canceled options remained in effect for the replacement options. The Company deferred the issuance of annual option grants to employees during this six-month period and accordingly, in April 2003, the Company issued additional options to purchase 930,000 shares of common stock to these employees at an exercise price of $4.06 per share.

Employee Stock Purchase Plan

        On April 4, 2000, the Company adopted an Employee Stock Purchase Plan (the "ESPP Plan") to be effective upon the completion of its initial public offering. As of December 31, 2003, approximately 1,850,000 shares of common stock were available for issuance under the ESPP Plan. Employees who work more than 20 hours a week for more than five calendar months per year are eligible to participate in the ESPP Plan. A participant may contribute up to 10% of his or her salary. Shares of common stock will be purchased semi-annually at a price per share equal to the lower of 85% of the fair market value on the participants date of entry into the offering period or 85% of the fair market value on the semi-annual purchase date. In 2003 and 2002, eligible employees purchased approximately 328,000 and 360,000 shares, respectively for an aggregate purchase price of approximately $1.2 million and $1.5 million, respectively.

8.     Restructuring:

        The Company recorded approximately $3.6 million of restructuring costs in 2002. The Company reduced the restructuring reserve in 2002 by approximately $274,000 based on differences between actual costs incurred compared to the Company's original estimates. Costs associated with the termination of employees totaled approximately $1.1 million. Costs associated with the closing of redundant facilities, the cancellation of certain contracts, and other non-personnel related actions totaled approximately $2.2 million. In 2002, Company wrote off property and equipment of approximately $220,000. During 2003, the Company negotiated a favorable buy-out on one of its facilities resulting in a benefit of $228,000 recorded on the restructuring line item. The Company paid approximately $1.0 million and $1.8 million of restructuring costs, in 2003 and 2002, respectively.    The Company expects to pay out the remainder of the restructuring reserve in 2004. The balance of the restructuring reserve was $112,000 and $1.3 million as of December 31, 2003 and 2002, respectively.

9.     Income Taxes:

        In 2003, the tax provision was comprised of federal, state, and foreign taxes. The federal tax provision resulted from the limitation applied to net operating losses for alternative minimum tax purposes. No provision for federal income taxes has been recorded for 2002 or 2001, due to accumulated net operating losses. The Company has recorded a valuation allowance for the full amount of its net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.

        The income tax provision is composed of the following (in thousands):

	For the year ending December 31,
Income tax provision
	2003	2002	2001
Current—
Federal	$141	$—	$—
State	161	173	306
Foreign	281	—	—

Total	$583	$173	$306

        Deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2003	2002
Depreciation and amortization	$(1,082)	$(522)
Allowance for doubtful accounts	341	352
Deferred revenue	3,247	1,907
Goodwill	23,474	5,543
Acquired intangibles	(182)	(1,273)
Accrued expenses	1,289	169
Alternative minimum tax credit	141	—
Net operating loss carryforwards	34,350	31,194
Prepaid expenses and other	(360)	—
Research and development credit	1,227	2,132

	62,445	39,502
Valuation allowance	(62,445)	(39,502)

Net deferred tax asset (liability)	$—	$—

        Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance on the net deferred tax asset is required. Such factors include the lack of a significant history of profits, increases in expense levels to support the Company's growth, the lack of carryback capacity to realize deferred tax assets, and the uncertainty regarding market acceptance of new versions of the Company's software.

        The Company intends to reinvest earnings from its foreign subsidiaries outside of the United States. Accordingly, no deferred tax liabilities have been recorded.

        As of December 31, 2003, the Company had approximately $69.3 million of federal net operating losses, which may be carried forward to offset future taxable income, subject to ownership change limitations. As defined under the Internal Revenue Code, substantial changes in the Company's ownership have occurred. As a result, future utilization of these net operating carryforwards that the Company has accumulated prior to the change in ownership are subject to annual limitations. As of December 31, 2003, $10.3 million of the net operating loss carryforwards were attributable to tax deductions related to the exercise of stock options and the remainder are attributable to operating activities. Federal net operating loss carryforwards may be used to offset up to 90% of the Company's alternative minimum taxable income. Alternative minimum taxes are allowed as a credit carryover against regular tax in the future in the event the regular tax exceeds alternative minimum tax expense. As of December 31, 2003, the Company had alternative minimum tax and research and development tax credit carryforwards of approximately $141,000 and $1.2 million respectively. As of December 31, 2003, the Company also had approximately $24.6 million of foreign net operating losses, which may be carried forward to offset future foreign taxable income. The net operating loss and research and development tax credit carryforwards will begin to expire in 2011.

        The difference between the reported amount of income tax expense and the amount of income tax expense that would result from applying the U.S. Federal tax rate of 35% is summarized as follows (in thousands):

	December, 31,
	2003	2002
US Federal statutory rate	35.0%	35.0%
State taxes, net of federal benefit	3.3	2.6
Nondeductible expenses and other	(9.8)	(9.5)
Tax credits	(0.2)	3.6
Change in valuation allowance	(29.1)	(33.3)

Provision for income taxes	(0.8)%	(1.6)%

10.   Commitments and Contingencies:

Operating Leases

        The Company leases various equipment and office space under operating lease agreements expiring at various dates through 2013. In addition to base rent, the Company is responsible for certain taxes, utilities, and maintenance costs.

        Future minimum lease payments under noncancelable operating leases as of December 31, 2003 are as follows (in thousands):

2004	$3,219
2005	3,117
2006	2,294
2007	1,686
2008	1,474
Thereafter	3,452

$15,242

        Total rental expense in 2003, 2002 and 2001, was approximately $3.3 million, $3.3 million, and $2.9 million, respectively.

License Agreements

        The Company has a license agreement with a third party in which the Company has sublicensed this third party's software in exchange for a royalty of $350,000 in 2000 and 6% of its software revenue containing this software, as defined by the license agreement, from June 30, 2001 through June 20, 2006.

        The Company has a license agreement with another third party in which the Company has sublicensed this third party's software for an initial fee of $95,000 in 2002 and maintenance and technical support fees of approximately $25,000 per year. This license agreement expires on December 31, 2005.

Litigation

        The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a materially adverse effect upon the financial condition or future operating results of the Company.

        On March 14, 2001, Expeditors International of Washington, Inc. and Expeditors Tradewin, L.L.C. (collectively "Expeditors") filed suit against the Company in the United States District Court for the Eastern District of Michigan, Southern Division primarily alleging that the Company misappropriated certain of Expeditors' trade secrets in connection with its acquisition of Ford's customs import operations, by utilizing systems and business processes that Expeditors assisted in developing for Ford and through its employee hiring practices. Discovery in this matter has ended, and the trial is presently scheduled to commence in the second half of 2004. .

        In connection with its acquisition of Ford's customs import operations, Ford agreed to indemnify the Company for intellectual property infringement claims, and Ford is currently indemnifying the Company in connection with this litigation. Although Ford is obligated to indemnify the Company for claims of intellectual property infringement arising from the property Vastera acquired from it, Ford is not obligated to indemnify the Company for damages and legal fees arising from claims pertaining solely to Vastera's acts, upon which certain of the claims asserted in this matter have been based. Although management believes the Company has meritorious defenses to Expeditors' claims, there can be no assurances that it will prevail in this matter.

        In some of the Company's software license arrangements, the Company has agreed to indemnify customers for any damages they sustain from a claim for intellectual property infringement. Although management does not believe that the Company's products infringe the intellectual property rights of any third party, management cannot estimate the Company's maximum liability exposure, due to the inherent uncertainty associated with any such claims and the varying nature of the indemnification levels to which the Company has agreed.

11.   Employee Benefit Plan:

        The Company sponsors a 401(k) profit sharing plan to provide retirement and incidental benefits for its employees (the "401(k) Plan"). As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. The Company may make discretionary contributions to the 401(k) Plan. The Company contributed cash contributions of approximately $395,000, $975,000, and $1.3 million to the 401(k) Plan in 2003, 2002 and 2001, respectively.

12.   Segment Information:

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

        Prior to 2002, the Company had two reportable segments. During the first quarter of 2002, the Company revised its management reporting process to enable managed services revenues and costs of managed services to be tracked and managed separately. Accordingly, the Company began reporting revenues and costs of revenues from its Managed Services operations separately from its software and services operations. 2001 has been reclassified to conform to the current period's segment presentation.

        The Company evaluates its segments' performance based on revenues and gross profit. The Company's unallocated costs include corporate and other costs not allocated to the segments for management's reporting purposes.

        The following table summarizes the Company's three segments (in thousands):

	Years Ended December 31,
	2003	2002	2001
Revenues:
Managed services	$55,246	$45,216	$32,765
Software	11,382	12,523	13,727
Services	18,603	18,639	18,432

Total revenues	85,231	76,378	64,924

Gross profit:
Managed services	25,113	20,997	15,746
Software	8,711	9,990	11,321
Services	4,796	4,883	4,414

Gross profit	38,620	35,870	31,481

Net loss:
Unallocated expense	(110,336)	(48,129)	(80,145)
Interest income	698	1,362	3,373
Interest expense	(160)	(461)	(462)

Net loss	$(71,178)	$(11,358)	$(45,753)

        Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company is required to provide enterprise-wide disclosures about long-lived assets by geographic area, and revenues from significant customers.

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

Vastera's product and services revenues were generated in the following geographic regions (in thousands):

	Years Ended December 31,
	2003	2002	2001
United States	$62,801	$61,782	$52,644
Other North America	9,593	8,362	6,580
Europe	8,072	2,044	506
Other international locations	4,765	4,190	5,194

Total revenues	$85,231	$76,378	$64,924

        The Company's tangible long-lived assets were located as follows (in thousands):

	December 31,
	2003	2002
United States	$9,590	$10,729
Other North America	826	839
Europe	202	278
Other international operations	188	88

Total long-lived assets	$10,806	$11,934

Significant Customers

        In 2003, 2002, and 2001, the Company derived approximately 64%, 59%, and 67%, respectively, of the Company's total revenues from the Company's top five customers. In 2003, 2002, and 2001, Ford accounted for 30%, 30%, and 35% of total revenues, respectively. In 2003 and 2002, Lucent Technologies accounted for 14% and 11% of total revenues, respectively.

13.   Transactions with Ford Motor Company:

        On August 29, 2000, the Company acquired Ford's global customs import operations and merged Ford's global customs import operations into its Managed Services operations. Ford received 8,000,000 shares of the Company's common stock valued at approximately $79.2 million in consideration at the time of the transaction. As of December 31, 2003, Ford owned 8,000,000 shares or approximately 19% of the Company.

        In August 2000, the Company also entered into a Managed Services agreement under which Vastera manages Ford's global trade import operations. In January 2001 and March 2001, the Company entered into a Managed Services agreements with Ford Mexico and Ford Canada, respectively. In November 2002, the Company entered into a Managed Services agreement with Ford Europe to manage operations in the United Kingdom, Spain, Belgium, and Germany. The agreements with Ford have initially had minimum terms of four years and each may continue for a total of ten years.

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

        In February 2002, the Company amended its agreement with Ford U.S. to provide for quarterly minimum transaction levels in lieu of annual minimum transaction levels. By amending the agreement in this manner, the Company was able to bill Ford on a quarterly basis for the transactions processed in excess of the minimum levels. In connection with the amendment, the Company agreed to reduce Ford's U.S. aggregate annual minimum revenue guarantee from $11.6 million to $11.0 million. For the three months and six months ended June 30, 2002, the Company derived approximately $1.0 million and $2.5 million, respectively, in revenues related to transactions in excess of the quarterly minimum.

        In July 2002, the Company further amended its agreement with Ford U.S. to provide for billing Ford at a fixed annual rate of $11.8 million for the remaining life of the agreement, beginning January 1, 2003. By amending the agreement in this manner, the Company no longer bills Ford on a per transaction processed basis, but instead bills Ford at a fixed annual rate. In connection with this amendment, the Company and Ford agreed that it would bill Ford $4.9 million ratably over the remainder of 2002.

        In 2003, 2002, and 2001 Ford Motor Company accounted for 30%, 30%, and 35% of total revenues, respectively. As of December 31, 2003 and 2002, Ford owed the Company approximately $4.5 million and $3.0 million, or 26% and 16%, of the Company's total accounts receivable, respectively.

        The Company reimburses Ford for expenses incurred by Ford for the use of its facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology. In 2003, 2002 and 2001, the Company paid Ford approximately $6.4 million, $5.7 million, and $5.7 million, respectively. These payments increased beginning in December 2002 when the Company assumed responsibility for managing Ford's import operations in Europe. In 2003, these payments began to decrease as the Company deploying its own technology in North America.

14.   Supplemental Cash Flow Information:

        Cash paid for interest was $141,000, $477,000, and 407,000 in 2003, 2002 and 2001, respectively. Noncash activities were as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Assets acquired under capitalized lease obligations and equipment line of credit	$960	$1,243	$2,933
Refinancing of equipment line of credit to term loan	—	3,853	—
Issuance of common stock and stock options in acquisitions	312	7,004	13,551
Deferred compensation in connection with stock options issued to employees in acquisition	—	—	465
Assumed liabilities, deferred revenue, transaction costs and other, net of tangible assets acquired in acquisition	(214)	2,000	5,166

15.   Quarterly Results of Operations (Unaudited)

        The following tables set forth unaudited quarterly results for the eight fiscal quarters ended December 31, 2003.

	Three Months Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002
	(in thousands, unaudited)
Consolidated Statement of Operations Data:
Revenues:
Managed services revenues	$13,903	$14,084	$13,644	$13,615	$12,281	$10,961	$11,044	$10,930
Software revenues	2,830	2,936	2,885	2,731	2,928	2,967	3,109	3,519
Services revenues	4,335	4,675	4,995	4,598	4,520	5,328	4,185	4,606

Total revenues	21,068	21,695	21,524	20,944	19,729	19,256	18,338	19,055
Cost of revenues:
Cost of managed services revenues	7,645	7,553	7,499	7,436	6,895	6,536	5,411	5,377
Cost of software revenues	561	716	712	682	662	668	667	536
Cost of services revenues	3,380	3,421	3,637	3,369	3,330	3,758	3,291	3,377

Operating expenses:
Sales and marketing	2,327	2,290	2,302	2,244	2,704	2,627	3,256	3,387
Research and development	2,905	2,954	2,999	3,037	2,646	3,102	3,493	3,948
General and administrative	2,887	2,663	2,733	2,740	2,123	2,623	2,308	2,554
Depreciation	1,325	1,281	1,263	1,301	1,290	1,289	1,094	970
Intangible amortization expense	736	719	707	680	698	717	740	453
Impairment of goodwill and intangible assets	69,005	—	—	—	—	—	—	—
Restructuring	(228)	—	—	—	(274)	1,634	1,976	—
Stock-based compensation	108	189	275	370	472	585	710	852

Total operating expenses	79,065	10,096	10,279	10,372	9,659	12,577	13,577	12,164

Loss from operations	(69,583)	(91)	(603)	(915)	(817)	(4,283)	(4,608)	(2,399)
Other income (expense)	149	112	148	188	197	192	228	305

Loss before income taxes	(69,434)	21	(455)	(727)	(620)	(4,091)	(4,380)	(2,094)
Income taxes	(125)	(150)	(157)	(151)	112	(103)	(91)	(91)

Net loss applicable to common stockholders	$(69,559)	$(129)	$(612)	$(878)	$(508)	$(4,194)	$(4,471)	$(2,185)

Basic and diluted net loss per common share	$(1.67)	$(0.00)	$(0.01)	$(0.02)	$(0.01)	$(0.10)	$(0.11)	$(0.06)

Weighted-average common shares outstanding	41,668	41,374	40,849	40,600	40,408	40,246	40,124	39,282

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On May 9, 2002, our Audit Committee terminated the engagement of Arthur Andersen LLP as our independent auditors. The report of Arthur Andersen LLP on our financial statements for 2001 contained no adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audit performed by Arthur Andersen LLP for 2001 and during the period from January 1, 2002 through May 9, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement(s) in its report. We provided a copy of the above disclosures to Arthur Andersen LLP and requested that Arthur Andersen LLP furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the above statements. A copy of such letter, dated May 13, 2002 was filed as appendix 16.1 to a Form 8-K filed on May 14, 2002. Effective May 10, 2002, we retained KPMG LLP as our independent public accountants. During 2001 and during the period from January 1, 2002 through May 9, 2002, neither we nor anyone acting on our behalf consulted with KPMG LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of the audit opinion that might be rendered on our financial statements, nor did we (or anyone acting on our behalf) consult with KPMG LLP regarding any other matter that was the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Item 304 of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding directors and executive officers required by Item 10 is incorporated by reference herein from the information set forth in "Proposal No. 1: Election of Directors" and the "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of our definitive proxy statement to be filed in connection with our annual stockholders' meeting to be held on May 5, 2004.

ITEM 11. EXECUTIVE COMPENSATION

        The information regarding executive compensation required by Item 11 is incorporated by reference herein from the information set forth in the "Executive Compensation and Related Information" section of our definitive proxy statement to be filed in connection with our annual stockholders' meeting to be held on May 5, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information regarding security ownership of certain beneficial owners and management required by Item 12 is incorporated by reference herein from the information set forth in the "Principal Stockholders" section of our definitive proxy statement to be filed in connection with our annual stockholders' meeting to be held on May 5, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information regarding certain relationships and related transactions required by Item 13 is incorporated by reference herein from the information set forth in the "Certain Transactions" section of our definitive proxy statement to be filed in connection with our annual stockholders' meeting to be held on May 5, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information regarding audit fees and services required by Item 14 is incorporated by reference herein from the information set forth in the "Audit and Related Fees" section of our definitive proxy statement to be filed in connection with our annual stockholders' meeting to be held on May 5, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

        (a)(1)  Financial Statements

        The information required by this Item is included in Item 8 of Part II of this Form 10-K.

        (a)(2)  Financial Statement Schedules

        The following financial statement schedule of Vastera for each of the years ended December 31, 2003, 2002 and 2001 should be read in conjunction with the consolidated financial statements, and related notes thereto, of Vastera.

Schedule I — Report of Independent Public Accountants	56
Schedule II — Valuation and Qualifying Accounts	57

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

        (b)  Reports on Form 8-K

        On January 29, 2004, we filed a Form 8-K furnishing a press release that announced our financial results for the year ended December 31, 2003 and presenting certain other information.

VASTERA, INC.

SCHEDULE I—REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vastera, Inc.:

        We have audited in accordance with auditing standards generally accepted in the United States, the 2001 consolidated financial statements of Vastera, Inc. included in this Form 10-K and have issued our report thereon dated January 23, 2002. Our audit was made for the purpose of forming an opinion on the 2001 consolidated financial statements taken as a whole. The schedule listed in Item No. 14 of this Form 10-K is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the 2001 consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the 2001 consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the 2001 consolidated financial statements taken as a whole.

                      ARTHUR ANDERSEN LLP

Vienna, Virginia
January 23, 2002

This is a copy of the report previously issued by Arthur Andersen LLP.

As discussed in Exhibit 23.2, this report has not been reissued by Arthur Andersen LLP.

VASTERA, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2003, 2002 and 2001

(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Expense	Write-offs of Doubtful Accounts	Balance at End of Year
Allowance for Doubtful Accounts:
December 31, 2003	$948	$372	$(326)	$994
December 31, 2002	632	604	(288)	948
December 31, 2001	665	1,079	(1,112)	632

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Dulles, Virginia on March 9, 2004.

VASTERA, INC.
By:	/s/ MARIA HENRY Maria Henry, Chief Financial Officer (Principal Financial Officer)
By:	/s/ KEVIN M. BOYCE Kevin M. Boyce, Vice President, Finance & Corporate Controller (Principal Accounting Officer)

POWER OF ATTORNEY

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

Signature	Title	Date

/s/ TIMOTHY A. DAVENPORT Timothy A. Davenport	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2004
/s/ MARIA HENRY Maria Henry	Chief Financial Officer (Principal Financial Officer)	March 9, 2004
/s/ KEVIN M. BOYCE Kevin M. Boyce	Vice President, Finance & Corporate Controller (Principal Accounting Officer)	March 9, 2004

/s/ RICHARD A. LEFEBVRE Richard A. Lefebvre	Director, Chairman of the Board	March 9, 2004
/s/ RICHARD H. KIMBALL Richard H. Kimball	Director	March 9, 2004
/s/ WALTER ARZONETTI Walter Arzonetti	Director	March 9, 2004
/s/ THOMAS E. HOGAN Thomas E. Hogan	Director	March 9, 2004
/s/ ROBERT J. MCGOVERN Robert J. McGovern	Director	March 9, 2004

EXHIBIT INDEX

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation. (2)
3.2	Amended and Restated Bylaws. (2)
4.1	Specimen common stock certificate. (2)
4.2	Third Amended and Restated Investor's Rights Agreement, as amended, dated August 29, 2000. (3)
10.1	Value-Added Reseller License and Services Agreement with Forte Software, Inc., as amended, dated July 19, 1996. (2)
10.2	Lease Agreement with RHI Holdings, Inc., dated August 20, 1996, as amended, for property located at 45025 Aviation Drive, Dulles, Virginia. (2)
10.3	Lease Agreement with Pratt Land, LLC, dated December 13, 1993, for property located at 1375 Ken Pratt Blvd., Longmont, Colorado. (2)
10.4	Lease with Axon Solutions Limited for property located at 188 High Street, Egham, Surrey. (2)
10.5	Form of Indemnification Agreement between Vastera, Inc. and members of its board of directors. (2)
10.6	1996 Stock Option Plan, as amended. (2)
10.7	Form of Stock Option Agreement for 1996 Plan. (2)
10.8	2000 Employee Stock Purchase Plan. (2)
10.9	2000 Stock Option/Stock Issuance Plan. (2)
10.10	Form of Stock Option Agreement for 2000 Stock Option/Stock Issuance Plan. (2)
10.11	IBM/OEM Software Agreement with IBM dated March 13, 2000. (2)
10.12	Loan and Security Agreement with Comerica Bank-California date July 30, 2002 (5)
10.15	Global Trade Services Agreement with Ford Motor Company dated July 14, 2000. (2)(4)
10.16	Stock Transfer Agreement with Ford Motor Company dated July 14, 2000. (2)(4)
10.17	License Agreement with Ford Motor Company dated July 14, 2000. (2)
10.18	Salaried Employee Secondment Agreement with Ford Motor Company dated July 14, 2000. (2)(4)
10.19	Employee Transfer Agreement with Ford Motor Company dated July 14, 2000. (2)(4)
10.20	Guaranties with Ford Motor Company dated July 14, 2000. (2)
10.21	Employment Agreement of Timothy A. Davenport. (1)
10.22	Severance Agreement of Maria Henry. (1)
10.23	Severance Agreement of Brian Henderson. (1)
10.24	Severance Agreement of Kevin Boyce. (1)
10.25	Severance Agreement of Robert Skinner. (1)

21.1	List of Subsidiaries. (1)
23.1	Consent of KPMG LLP. (1)
23.2	Statement regarding the absence of the consent of Arthur Andersen LLP (1)
24.1	Power of Attorney (contained in the signature pages to this Form 10-K).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer, dated March 9, 2004. (1)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated March 9, 2004. (1)

(1)
Filed herewith.

(2)
Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 333-34142, as amended.

(3)
Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 333-55772.

(4)
Confidential treatment previously granted as to portions of this exhibit.

(5)
Incorporated by reference form the Company's Registration Statement on Form 10-K, File No. 000-31589