Form 10-Q
period 2004-03-31
VASTERA INC
filed 2004-05-10
CIK 1075056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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

As of May 5, 2004 there were 42,001,465 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VASTERA, INC.

PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1:                   Financial Statements

VASTERA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,201	$16,046
Short-term investments	37,615	40,402
Accounts receivable, net of allowance for doubtful accounts of $1,142 and $994, respectively	20,675	17,599
Prepaid expenses and other current assets	3,914	4,212
Total current assets	78,405	78,259
Property and equipment, net	10,832	10,806
Intangible assets, net	1,546	1,863
Goodwill	5,044	5,044
Deposits and other assets	1,145	1,292

Total assets	$96,972	$97,264

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit and capital lease obligations, current	$1,302	$1,867
Accounts payable	853	921
Accrued expenses	6,090	5,260
Accrued compensation and benefits	3,244	3,452
Deferred revenue, current	10,981	9,451
Total current liabilities	22,470	20,951
Long-term liabilities:
Line of credit and capital lease obligations, net of current portion	488	698
Deferred revenue, net of current portion	1,999	2,393
Total liabilities	24,957	24,042
Commitments and contingencies (See Note 6)

Stockholders’ equity:
Common stock, $0.01 par value; 100,000 shares authorized; 41,804 and 41,745 shares issued and outstanding, respectively	418	417
Additional paid-in capital	327,332	327,234
Accumulated other comprehensive loss	(1,108)	(715)
Deferred compensation	—	(46)
Accumulated deficit	(254,627)	(253,668)

Total stockholders’ equity	72,015	73,222
Total liabilities and stockholders’ equity	$96,972	$97,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenues:
Managed services revenues	$14,210	$13,615
Software revenues	2,269	2,731
Services revenues	4,442	4,598
Total revenues	20,921	20,944

Cost of revenues:
Cost of managed services revenues	8,072	7,436
Cost of software revenues	664	682
Cost of services revenues	3,407	3,369

Operating expenses:
Sales and marketing	2,456	2,244
Research and development	2,898	3,037
General and administrative	2,797	2,740
Depreciation	1,336	1,301
Intangible amortization expense	230	680
Stock-based compensation	46	370
Total operating expenses	9,763	10,372

Loss from operations	(985)	(915)
Other income, net	108	188
Loss before income taxes	(877)	(727)
Income taxes	(82)	(151)

Net loss	$(959)	$(878)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Weighted-average common shares outstanding	41,772	40,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(959)	$(878)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	46	370
Depreciation and intangible amortization expense	1,566	1,981
Provision for allowance for doubtful accounts	239	96
Amortization of revenue discounts related to customer contracts	85	75
Amortization of capitalized internal-use software costs	226	123
Changes in operating assets and liabilities:
Accounts receivable	(3,371)	(606)
Prepaid expenses and other current assets	298	(105)
Deposits and other assets	146	(540)
Accounts payable and accrued expenses	767	(1,267)
Accrued compensation and benefits	(214)	(94)
Deferred revenue	1,130	285
Net cash used in operating activities	(41)	(560)

Cash flows from investing activities:
Net sales of short-term investments	2,705	5,068
Acquisition of property and equipment	(1,588)	(1,157)
Net cash provided by investing activities	1,117	3,911

Cash flows from financing activities:
Proceeds from the exercise of stock options and issuance of stock for the employee stock purchase plan	99	280
Principal payments on long-term debt	(775)	(670)
Proceeds from equipment line of credit	—	614
Net cash provided by (used in) financing activities	(676)	224
Effect of foreign currency exchange rate changes on cash and cash equivalents	(245)	24
Net increase in cash and cash equivalents	155	3,599
Cash and cash equivalents, beginning of period	16,046	23,696
Cash and cash equivalents, end of period	$16,201	$27,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation and Nature of Business:

The accompanying unaudited condensed consolidated financial statements of Vastera, Inc. and its subsidiaries (“Vastera” the “Company,” “we,” or “us”) have been prepared on the same basis as audited financial statements and include all adjustments, including all normal recurring adjustments that are necessary for a fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2004.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s (the “SEC”) rules and regulations.  The Company’s interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, as filed with the SEC with the Company’s Annual Report on Form 10-K and other reports filed with the SEC.

Vastera is a leading provider of solutions for Global Trade Management and was incorporated in Virginia in November 1991 under the name Export Software International, Inc.  The Company reincorporated in Delaware in July 1996 and changed its name to Vastera, Inc. in June 1997.  The Company’s principal solutions offerings include software solutions, Trade Management Consulting, and Managed Services.  Managed Services range from management of a specific global trade function to providing complete management of a client’s global trade operations.  The Company has operations in the United States, Belgium, Brazil, Canada, France, Germany, Ireland, Japan, Mexico, the Netherlands, Poland, Spain, and the United Kingdom.

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

Managed Services Revenues

Managed services revenues are derived from agreements that provide for transaction or services fees based on the performance and delivery of the Company’s Managed Services solutions.  Managed Services solutions include the processing of the Company’s clients’ customs and shipment entries and the classifying of clients’ goods.  Managed Services transaction arrangements are often subject to annual or quarterly minimum transaction thresholds and revenues are recognized based on the lower of the cumulative actual transactions processed using a weighted-average transaction rate or the cumulative amount billable for the period.  For those Managed Services transaction arrangements subject to annual minimums and for those arrangements where the amount billable for interim periods is limited to the pro-rata portion of the annual minimum, transactions processed in excess of the minimum in each period are not billable, and, therefore, revenue is not recognized until the end of the related year.  Certain Managed Services arrangements are based upon a fixed services fee.  Revenues associated with these arrangements are recognized ratably over the term of the arrangement and limited to the amounts billable.  In addition, the Company may receive annual gainsharing fees under certain Managed Services arrangements based on a percentage of the clients’ annual cost savings, as defined in those Managed Services arrangements.  These gainsharing fees are recognized when they become fixed and determinable.

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

Services Revenues

Services revenues are derived from implementation, Trade Management Consulting, and training services.  Services are performed on a time and materials basis or under fixed price arrangements.  Revenues on time and materials contracts are recognized based on fixed billable rates for hours delivered, and revenues on fixed priced contracts and are recognized as the services are performed, using the percentage of completion method of accounting based on the ratio of costs incurred to total estimated costs to be incurred.  Losses on arrangements are recognized when known.

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

Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting and training services provided to clients, as well as the cost of third parties contracted to provide either application consulting or implementation services or Trade Management Consulting to the Company’s clients.

Internal Use Software

In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs associated with the implementation and integration of its trade management platform to its Managed Services operations.  The Company capitalized approximately $201,000 and $191,000 of direct labor costs in the first quarters of 2004 and 2003, respectively, related to certain capitalizable tasks including the technical design, system configuration and testing phases of the integration process.  Judgment is involved in determining which development tasks associated with the platform integration are capitalizable pursuant to SOP 98-1.  These costs are amortized as costs of managed services revenues over three years and amortization commences upon the completion of the integration to the Vastera platform.  Total amortization expense in the first quarters of 2004 and 2003 was approximately $226,000 and $123,000, respectively.  Net capitalized costs as of March 31, 2004 and December 31, 2003 was approximately $1.7 million.

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

As of March 31, 2004 and December 31, 2003, Ford accounted for 27% and 25%, respectively, of total accounts receivable.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted net loss per common share includes the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.  As of March 31, 2004 and December 31, 2003, options to purchase approximately 9,294,000 and 8,436,000 shares of common stock were outstanding, respectively.  Due to the anti-dilutive effect of the options, they have been excluded from the calculation of weighted-average shares for diluted earnings per share.  As a result, the basic and diluted loss per share amounts are identical.

Comprehensive Income (Loss)

As of March 31, 2004 and December 31, 2003, accumulated other comprehensive loss includes unrealized gains and losses on investments and foreign currency translation adjustments.  As of March 31, 2004 and December 31, 2003, accumulated net unrealized gain on available for sale investments was approximately $25,000 and $107,000, respectively.  As of March 31, 2004 and December 31, 2003, accumulated foreign currency translation adjustment was a loss of approximately $1.1 million and $822,000, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  The Company’s assessment date is December 31 each year.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Intangible assets are amortized on a straight-line basis over their expected economic life, generally one to five years.  The value assigned to the Ford and GE contracts in connection with the Ford and GE acquisitions are being amortized as a discount to revenue over the minimum terms of the contracts.

Stock Options

The Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.  The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Plans.  No options granted during the first quarters of 2004 and 2003 were granted with exercise prices that were less than fair value.  The Company had deferred compensation balances from options issued prior to 2001.  The deferred compensation is recognized over the vesting period of the related options using an accelerated method.  The Company recognized compensation expense during the first quarters of 2004 and 2003 of approximately $46,000 and $370,000, respectively.  As of March 31, 2004, all deferred compensation has been recognized.

Had compensation expense for the Company’s 1996 Plan, 2000 Plan and Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

	Three Months Ended March 31,
	2004	2003

Net loss applicable to common stockholders, as reported	$(959)	$(878)
Add: stock-based compensation included in net loss, net of tax	46	370
Deduct: stock-based compensation determined under the fair value method for all awards, net of tax	(2,873)	(2,074)
Net loss, pro forma	$(3,786)	$(2,582)
Pro forma net loss per common share	$(0.09)	$(0.06)

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

3.             Restructuring

During 2002, the Company recorded restructuring costs of approximately $1.1 million associated with the termination of employees and approximately $2.2 million associated with the closing of redundant facilities, the cancellation of certain contracts, and other non-personnel related actions.

As of March 31, 2004 and December 31, 2003, the balance of the restructuring reserve was approximately $82,000 and $112,000, respectively.  The Company paid approximately $30,000 and $430,000 of these costs in the first quarters of 2004 and 2003, respectively.  The Company expects to pay out the remainder of the restructuring reserve in 2004.

4.             Acquisitions

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

5.             Long-Term Debt:

Lines of Credit

The Company has a term loan, a secured revolving line of credit (Line of Credit) and an equipment line of credit (Equipment Line of Credit) with Comerica Bank.

The term loan matures in June 2004 and bears interest at the bank’s prime rate plus 50 basis points (4.5% as of March 31, 2004).  The balance under the term loan was approximately $502,000 and $1.0 million as of March 31, 2004 and December 31, 2003, respectively.

The Company may borrow up to $10.0 million under the Line of Credit, with a $2.5 million sub-limit for the issuance of letters of credit.  Advances under the Line of Credit are limited to the lesser of $10 million or 80% of eligible accounts receivable, as defined in the loan agreement.  The Line of Credit bears interest at the bank’s prime rate (4.0% as of March 31, 2004).  The Line of Credit matures in July 2004.  There were no outstanding balances under the Line of Credit as of March 31, 2004 and December 31, 2003.

In the first and third quarters of 2003, the Company borrowed approximately $614,000 and $488,000, respectively, against the equipment line of credit.  The availability under the Equipment Line of Credit expired in July 2003.  Commencing on July 31, 2003, interest and principal began to be payable in monthly installments on all borrowings made under the Equipment Line of Credit, which matures in full on July 30, 2005.  The outstanding balance and current portion of balance under the Equipment Line of Credit was approximately $674,000 and $490,000 as of March 31, 2004, respectively and $796,000 and $490,000, respectively as of December 31, 2003.  The Equipment Line of Credit has two interest-only payment periods and bears interest at the bank’s prime rate plus 50 basis points (4.5% as of March 31, 2004).

The terms of the Line of Credit and Equipment Line of Credit require the Company to comply with several financial covenants, including restrictions and limitations on future indebtedness, sale of assets and material changes in the Company’s business.  The financial covenants include a minimum modified quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.5 to 1.0.  Under the most restrictive of the financial covenants, the Company’s pro forma income cannot be less than zero for the three months ended March 31, 2004 or quarterly thereafter.  Pro forma income (loss) is defined in the loan agreement as net income, plus interest expense, taxes, non-cash charges (including depreciation, amortization, stock-based compensation, research and development related charges and one-time restructuring charges), and cash restructuring charges (not to exceed $5.0 million in the aggregate), less interest income and any one-time or non-recurring revenue.  Through March 31, 2004, the Company was in compliance with the covenants of the Company’s credit facility.

Capital Lease Obligations and Other

The Company leases office equipment under various non-cancelable capital leases.  Amounts borrowed under the equipment leasing arrangement are due over 36- to 48-month repayment periods.  As of March 31, 2004 and December 31, 2003, capital lease obligations outstanding were approximately $614,000 and $764,000, respectively.  Approximately $310,000 and $372,000 of the capital lease obligation balance was current as of March 31, 2004 and December 31, 2003, respectively.  Property and equipment includes approximately $925,000 of equipment under capital lease arrangements at March 31, 2004 and December 31, 2003.  Related accumulated depreciation was approximately $324,000 and $247,000 at March 31, 2004 and December 31, 2003, respectively.

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

On March 14, 2001, Expeditors International of Washington, Inc. and Expeditors Tradewin, L.L.C. (collectively “Expeditors”) filed suit against the Company in the United States District Court for the Eastern District of Michigan, Southern Division primarily alleging that the Company misappropriated certain of Expeditors’ trade secrets in connection with its acquisition of Ford’s customs operations, by utilizing systems and business processes that Expeditors assisted in developing for Ford and through its employee hiring practices. In connection with its acquisition of Ford’s customs operations, Ford agreed to indemnify the Company for intellectual property infringement claims, and Ford is currently indemnifying the Company in connection with this litigation.  Although Ford is obligated to indemnify the Company of claims of intellectual property infringement arising from the property the Company acquired from it, Ford is not obligated to indemnify the Company for damages and legal fees arising from claims pertaining solely to the Company’s acts, upon which certain of the claims asserted in this matter have been based.

In some of its software license arrangements, the Company has agreed to indemnify customers for any damages they sustain from a claim for intellectual property infringement.  Additionally, subject to specified contractual limitations on amount, under our Managed Services agreements, the Company has agreed to indemnify its customers for any damages they sustain from the Company’s performance of Managed Services in a non-compliant manner.  Although management does not believe that the Company’s products infringe the intellectual property rights of any third party or that it is performing services in a non-compliant manner, the Company cannot estimate our maximum liability exposure, because of the inherent uncertainty associated with any such claims and the varying nature of the indemnification levels to which the Company has agreed.

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

The following table summarizes the Company’s three segments (in thousands):

	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Revenues:
Managed services	$14,210	$13,615
Software	2,269	2,731
Services	4,442	4,598
Total revenues	20,921	20,944

Gross Profit:
Managed services	6,138	6,179
Software	1,605	2,049
Services	1,035	1,229
Gross profit	8,778	9,457

Net loss:
Unallocated expense	(9,763)	(10,372)
Interest income	148	229
Interest and other expense	(40)	(41)
Income tax	(82)	(151)
Net loss	$(959)	$(878)

Geographic Information

The Company sells its products and services through its offices in the United States, Brazil, Canada, Mexico, Germany, Japan, and the United Kingdom.  Information regarding revenues and long-lived assets attributable to the United States and to all foreign countries is stated below.  The geographic classification of product and services revenues was based upon the location of the customer.  The Company’s product and services revenues were generated in the following geographic regions (in thousands):

	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
United States	$16,089	$15,937
Other North America	2,266	2,097
Europe	2,209	1,776
Other international regions	357	1,134
Total revenues	$20,921	$20,944

The Company’s tangible long-lived assets were located as follows (in thousands):

	March 31, 2004	December 31, 2003
	(unaudited)
United States	$9,690	$9,590
Other North America	766	826
Europe	186	202
Other international locations	190	188
Total long-lived assets	$10,832	$10,806

Significant Customers

During the first quarters of 2004 and 2003, the Company derived approximately 64% and 66%, respectively, of its total revenues from the Company’s top five customers.  For the quarters ended March 31, 2004 and 2003, Ford accounted for 31% and 30%, of total revenues respectively.  For the quarters ended March 31, 2004 and 2003, Lucent accounted for 13% and 15%, of total revenues respectively.

8.             Transactions with Ford Motor Company:

On August 29, 2000, the Company acquired Ford’s global customs import operations and merged Ford’s global customs import operations into its Managed Services operations.  Ford received 8,000,000 shares of the Company’s common stock valued at approximately $79.2 million in consideration at the time of the transaction.  As of March 31, 2004, Ford owned 8,000,000 shares or approximately 19% of the Company.

In August 2000, the Company also entered into a Managed Services agreement under which Vastera manages Ford’s global trade import operations.  In January 2001 and March 2001, the Company entered into Managed Services agreements with Ford Mexico and Ford Canada, respectively.  In November 2002, the Company entered into a Managed Services agreement with Ford Europe to manage operations in the United Kingdom, Spain, Belgium, and Germany.  The agreements with Ford have initially had minimum terms of four years and each may continue for a total of ten years.  The agreements with Ford have initially had minimum terms of four years and each may continue for a total of ten years.

In July 2002, the Company amended its agreement with Ford U.S. to provide for billing Ford at a fixed annual rate of $11.8 million for the remaining life of the agreement, beginning January 1, 2003.

For the quarters ended March 31, 2004 and 2003, Ford accounted for 31% and 30%, of total revenues respectively.  As of March 31, 2004 and December 31, 2003, Ford accounted for 27% and 25%, respectively, of total accounts receivable.

The Company reimburses Ford for expenses incurred by Ford for the use of its facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology.  For the quarters ended March 31, 2004 and 2003, the Company paid Ford approximately $1.1 million, and $2.0 million, respectively.  In 2003, these payments began to decrease as the Company began deploying its own technology in North America.

9.             Stock-based Compensation

In October 2002, the Company offered each eligible employee an opportunity to cancel certain of his or her stock options (the “Options Exchange”) in exchange for the right to receive a future stock option grant for the same number of shares six months and one day from the date of cancellation with a strike price equal to the market price on the new grant date.  Options to purchase approximately 3.8 million shares were cancelled pursuant to the Options Exchange.  In April 2003, the Company issued replacement options to employees to purchase approximately 3.6 million shares of common stock at an exercise price of $4.06 per share in exchange for the options previously canceled.  The vesting schedule of the canceled options remained in effect for the replacement options.  The Company deferred the issuance of annual option grants to employees during this six-month period and accordingly, in April 2003, the Company issued additional options to purchase 930,000 shares of common stock to these employees at an exercise price of $4.06 per share.

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

	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Cost of managed services revenues	$1	$10
Cost of software revenues	—	2
Cost of services revenues	6	52
Sales and marketing	19	148
Research and development	4	36
General and administrative	16	122
Total stock-based compensation	$46	$370

10.          Supplemental Information:

Cash Flow Information

Cash paid for interest was approximately $28,000 and $43,000 for the three months ended March 31, 2004 and 2003, respectively.  Noncash activities were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Increase in capital lease obligations	$—	$866

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

Overview

Vastera is the worldwide leader in solutions for Global Trade Management.  We are an international company with a presence in 13 countries, serving an international client base that utilizes our solutions to manage trade worldwide.  Our solutions have been designed to enable our clients to manage efficiently and effectively the information flows associated with the cross border movement of goods and comply with the myriad of rules and regulations to which global trade is subject.

Our solutions facilitate our clients’ abilities to manage the complexities and inefficiencies inherent in global trading in a manner that allows them to capitalize on the large, highly fragmented, and rapidly growing opportunity existing in the international market.  We have three major product and services offerings, which are: TradeSphere Solutions; Trade Management Consulting; and Managed Services.  The foundation upon which our product and services offerings are based is our collection of proprietary processes, data, rules, and regulations, which we call our Global Trade Content.

Global Trade Content is our proprietary rules-based application that provides comprehensive management of trade regulations and programs and it functions as the information repository for our entire suite of Global Trade Management solutions.  TradeSphere Solutions is our suite of software solutions that helps manage critical trade processes, and provides visibility into shipment and carrier performance.  Trade Management Consulting is our consulting services offering that applies our global trade expertise and our proprietary methodologies.  Our consulting services range from performing opportunity and compliance assessments to implementing detailed strategic analyses designed to improve a client’s global trade practices.  Managed Services is our business process outsourcing offering through which we combine our Global Trade Content, trade expertise, and technology to improve client regulatory compliance and reduce transaction processing costs.  We offer Managed Services to address all or a portion of a client’s global trade operations, ranging from one or more specific global trade functions to providing a complete suite of Managed Services.

The potential market into which we offer our products and services is an expansive one.  Our product and services offerings, however, are new to their targeted audience.  While our offerings are critical to a company’s remaining compliant with import and export rules and regulations, generally our offerings are not core to the business needs of a company.  This can often mean that the decision as to whether to purchase one of our solutions is predicated more on expected cost savings to be achieved by an entity than it is upon enhanced compliance.  In 2001 and 2002, our sales cycle averaged approximately six to nine months for software sales and nine to 12 months for Managed Services sales.  In 2003, however, we experienced a lengthening of these cycle times.

During 2003 and the first quarter of 2004, we experienced a significant slowing in the rate of growth of our revenues.  This slowing in growth rates reflects the impact of extended average sales cycle coupled with sales of Managed Services and software at lower than expected levels.  Total revenues during 2003 and the first quarter of 2004 demonstrated only modest growth, especially when compared to the revenue growth rates we experienced in 2001 and 2002.  Total sales of Managed Services and software for 2003 and the first quarter of 2004 were lower than planned and considerably lower than what we achieved in the prior three years.  We expect that our revenues will remain at or below our 2003 revenue level until such time as we can accelerate the rate of our sales growth.

In 2003, we implemented several expense reduction activities to help offset the lack of aggregate revenue growth and achieve profitability targets.  We expected that these cost reduction actions would be short in duration.  Moreover, we expected to return to normalized spending levels once new sales reached established targets.  We did not, however, achieve our anticipated sales and, accordingly, the desired outcome was not achieved.  The expense reduction actions taken in 2003 have slowed our progress in sales and marketing, product development and Managed Services operations.  To satisfy customer expectations for product quality better, to serve our Managed Services customers better, and to re-invest in sales and marketing, and re-invigorate our revenue growth, we expect to increase spending on operating expenses by $2.0 million to $3.0 million in 2004, a portion of which occurred in the first quarter of 2004.  Additionally, we anticipate spending more on our Managed Services operations in 2004 than we did in 2003 and in the first quarter of 2004, which will result in a reduction in managed services gross margins during the foreseeable future and a reduction in our cash generated from operations due to continued net losses.

For the foreseeable future, we expect costs of managed services as a percentage of managed services revenues to increase as we make investments in personnel to expand our Managed Services platform and continue our geographic expansion.  Over the longer term, we expect to realize productivity improvements from our investment in our infrastructure.  As we enter into large multi-year Managed Services agreements in new industry sectors or new geographic regions that may require significant investments in the related infrastructure, the costs associated with these Managed Services agreements are greater in the initial year, and in certain circumstances exceed the revenue recognized in the initial year, than in the later years, when we realize productivity improvements from these infrastructure investments.

Our new management team is currently reviewing the level of investment we make in each of our product and services lines of business and geographic areas of presence.  We are streamlining our product and services lines and consolidating and reorganizing our geographic locations and will continue doing so through 2004.  In doing so, we anticipate incurring costs associated with exiting contractual relationships and terminating personnel.  Although management does not currently believe such costs will be material, we cannot yet quantify them or the effects these actions may have on future revenues.

Relationship with Ford Motor Company

On August 29, 2000, we acquired Ford’s global customs import operations and merged Ford’s global customs import operations into our Managed Services operations.  Ford received 8,000,000 shares of our common stock valued at approximately $79.2 million in consideration at the time of the transaction.  As of March 31, 2004, Ford owned 8,000,000 shares or approximately 19% of our common stock.

In August 2000, we also entered into a Managed Services agreement under which we manage Ford’s global trade import operations.  In January 2001 and March 2001, we entered into Managed Services agreements with Ford Mexico and Ford Canada, respectively.  In November 2002, we entered into a Managed Services agreement with Ford Europe to manage operations in the United Kingdom, Spain, Belgium, and Germany.  The agreements with Ford have initially had minimum terms of four years and each may continue for a total of ten years.  Our agreement with Ford U.S. provides for billing Ford at a fixed annual rate of $11.8 million for the remaining life of the agreement, beginning January 1, 2003.

For the quarters ended March 31, 2004 and 2003, Ford accounted for 31% and 30%, of total revenues respectively.  As of March 31, 2004 and December 31, 2003, Ford accounted for 27% and 25%, respectively, of total accounts receivable.

We reimburse Ford for expenses incurred by Ford for the use of its facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology.  For the quarters ended March 31, 2004 and 2003, we paid Ford approximately $1.1 million, and $2.0 million, respectively.  In 2003, these payments began to decrease as we began deploying our own technology in North America.

Lucent

In August 2001, we entered into a five-year agreement with Lucent Technologies to manage Lucent’s global trade operations in the United States.  From August 2001 through August 2004, we expect to generate approximately $25 million in aggregate revenues from our agreement with Lucent U.S.  Subsequently, we expanded our relationship with Lucent by assuming responsibility for administering and managing Lucent’s global trade operations in other countries in North America, Europe and in Brazil.  For the quarters ended March 31, 2004 and 2003, Lucent accounted for 13% and 15%, of total revenues respectively.

In August 2004, Lucent will be able to terminate the agreement for convenience with six months notice.  We anticipate negotiating an extension to the agreement prior to that date.

Acquisitions

On June 19, 2003, we acquired GE’s internal U.S. customs import operations.  We also entered into a Managed Services agreement under which Vastera will manage the U.S. customs import operations for five of GE’s U.S. divisions for a minimum term of three years.  The results of GE’s internal U.S. customs import operations have been included in our operations since July 1, 2003, the effective date of the acquisition.  In exchange for its internal U.S. customs import operations, GE received $3.0 million in cash and 51,046 shares of our common stock, valued at approximately $312,000.  The purchase price, including transaction costs of approximately $62,000, totaled approximately $3.4 million.

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

We consider our accounting policies related to revenue recognition, internal use software, and goodwill and intangible assets to be critical to our business operations and the understanding of our results of operations.  The impact and associated risks related to these policies on our business operations are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a summary of significant accounting policies used in the preparation of our consolidated financial statements, see Note 2 of the Notes to our Condensed Consolidated Financial Statements.  Our preparation of this report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  We cannot be certain that actual results will not differ from those estimates.

Source of Revenues and Revenue Recognition Policy

Managed Services Revenues

Managed services revenues are derived from agreements that provide for transaction or services fees based on the performance and delivery of our Managed Services solutions.  Managed Services solutions include the processing of our clients’ customs and shipment entries and the classifying of clients’ goods.  Managed Services transaction arrangements are often subject to annual or quarterly minimum transaction thresholds and revenues are recognized based on the lower of the cumulative actual transactions processed using a weighted-average transaction rate or the cumulative amount billable.  For those Managed Services transaction arrangements subject to annual minimums and for those arrangements where the amount billable for interim periods is limited to the pro-rata portion of the annual minimum, transactions processed in excess of the minimum in each period are not billable, and, therefore, revenue is not recognized until the end of the related year.  Certain Managed Services arrangements are based upon a fixed services fee.  Revenues associated with these arrangements are recognized ratably over the term of the arrangement and limited to the amounts billable.  In addition, we may receive annual gainsharing fees under certain Managed Services arrangements based on a percentage of the client’s annual cost savings, as defined in those Managed Services arrangements.  These gainsharing fees are recognized when they become fixed and determinable.  Managed Services transaction minimums and fixed service fees are typically billed monthly.

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

Services Revenues

Services revenues are derived from implementation, Trade Management Consulting, and training services.  Services are performed on a time and materials basis or under fixed price arrangements.  Revenues on time and materials contracts are recognized based on fixed billable rates for hours delivered, and revenues on fixed priced contracts are recognized as the services are performed, using the percentage of completion method of accounting based on the ratio of costs incurred to total estimated costs to be incurred.  Losses on arrangements are recognized when known.

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

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, we prepare an annual assessment to test for impairment of goodwill.  Our assessment date is December 31st of each year.  The assessment requires us to compare the carrying value of our reporting units to their fair values.  To the extent the carrying amount of a reporting unit exceeds the fair value, we are required to compare the implied fair value, as defined, of reporting unit goodwill with the carrying amount to determine the amount of impairment.  The fair value and the implied fair value, as defined, is determined for the reporting units taking into consideration many factors, such as current performance, future projections, and market conditions.

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

Management’s Disclosure of Non-GAAP Financial Measures

From time to time, management makes public disclosures, other than in our SEC filings on Form 10-Q or Form 10-K, of certain financial measures such as pro forma earnings (loss) and EBITDA, as adjusted (as defined below), that are not considered GAAP financial measures.  On April 22, 2004, we issued an earnings press release and included it as an exhibit to a Form 8-K we filed with the SEC the same day.  This press release contained reconciliations of pro forma earnings (loss) and EBITDA, as adjusted, to our reported net loss.

Management believes that pro forma earnings (loss) is a useful supplement to GAAP financial measures as it measures our operating performance and liquidity for the reporting period because it excludes those charges associated with past events that are not related to current operations or that are not relevant to current operations and will not be in the foreseeable future.  Because we have such a significant balance of net operating losses that we will be able to carry forward and apply against future U.S. tax liabilities, we exclude income taxes from the calculation of pro forma earnings (loss).  Although we do pay income taxes on a portion of the revenues we generate, the aggregate amount of such payments is not material in relation to our net operating losses.  Until such time as we generate income from operations and have fully applied our net operating losses to future tax liabilities, which we do not expect to occur during the foreseeable future, we believe that income taxes will not be a relevant element of our operating performance.  The excluded intangible amortization expense and impairment of goodwill and intangibles are associated with identifiable intangible assets from prior acquisitions.  The excluded stock-based compensation expense pertains to deferred non-cash compensation charges recorded in connection with our initial public offering of common stock and from prior acquisitions.

EBITDA, as adjusted, excludes expenses related to amortization of intangible assets, restructuring charges, impairment of goodwill and intangibles, stock-based compensation, income taxes, depreciation, amortization of revenue discounts related to customer contracts and amortization of capitalized internal-use software costs, and other income, net.  Management uses EBITDA, as adjusted, to measure and evaluate our operating performance and liquidity, because it reflects the resources available from the reporting period’s operations for operating and strategic opportunities.  These opportunities include investing in the business, meeting financing obligations, making strategic acquisitions, and paying other cash obligations.  Therefore, management believes EBITDA, as adjusted, is an appropriate measure by which to evaluate our operating performance and liquidity.

Pro forma earning (loss) and EBITDA, as adjusted, however, should be considered in addition to, and not as a substitute for or as being superior to, operating net losses, cash flows, or other measures of financial performance prepared in accordance with U.S. GAAP.

Comparison of the Quarter Ended March 31, 2004 to the Quarter Ended March 31, 2003

Revenues

	For the Three Months Ended March 31,						Future Expected
	2004		2003				% of
	Amount	Percent of Total	Amount	Percent of Total	Increase (Decrease)		Total Revenues
	(in thousands)		(in thousands)		(in thousands)

Managed services	$14,210	68%	$13,615	65%	$595	4%	65-70%
Software	2,269	11	2,731	13	(462)	(17)	10-15
Services	4,442	21	4,598	22	(156)	(3)	15-20
Total revenues	$20,921	100%	$20,944	100%	$(23)	0%

Managed services revenues.  We derive managed services revenues from agreements that provide for transaction or service fees based on our performance of Managed Services.

The increase in managed services revenues from the three months ended March 31, 2003 to the three months ended March 31, 2004 primarily resulted from the following:

•      Revenue from our new contract with GE, which began on July 1, 2003.

•      Other new business revenue from customer contracts signed in 2003.

•      A reduction in revenue from the effect of a few contract transaction minimum step-downs in 2003 because, in some of our transaction-based managed service contracts, the minimum number of guaranteed transactions declines over time.  To the extent the minimum volumes step-down over time and the customer transaction volumes are below the minimum, our revenues decrease over that time period.

•      Higher nonrecurring project-based work in the first quarter of 2004.

Our top five Managed Services customers accounted for 88% and 94% of our managed services revenues in the quarters ended March 31, 2004 and 2003, respectively.  Our non-US managed services revenues increased to $4.0 million in the first quarter of 2004 from approximately $3.3 million recognized in the first quarter of 2003.  This increase resulted from new customer contracts in Europe.  The favorable effect on revenues of changes in exchange rates between the quarters ended March 31, 2003 and 2004 was approximately 2% of managed service revenues.  We expect non-US managed services revenues to continue to increase as a percentage of managed services revenues in the future.

In 2004, we expect revenues on a few of our customer contracts to decrease due to reductions in the base minimum fees associated with the step-down in the minimum number of transactions in those contracts.  We estimate between approximately

$2.0 million and $3.0 million of reduced revenues from these contracts in 2004.  Additionally, revenue derived from large customer contracts may change as we renew these contracts.  If we fail to maintain or expand the scope of services provided under these contracts, our revenues from these contracts will decrease.

Software revenues.  Software revenues consist of term license revenues, perpetual software license revenues, maintenance revenues, and transaction-based revenues.

The decrease in revenues resulted from the expiration of a $2.5 million annual license fee from a Japanese customer, the drop-off of fully recognized revenue from perpetual licenses sold in prior years, and maintenance cancellations.  These declines were partially offset by an increase in software revenues from new customers.  Our top five software customers accounted for 20% and 38% of our total software revenues during the three months ended March 31, 2004 and 2003, respectively.

We expect 2004 software revenues to decrease because we do not expect new business to offset the expiration of the $2.5 million per year license fee from a Japanese customer and the drop-off of revenues from perpetual licenses.

Services revenues.  We derive services revenues from the implementation of software for our customers, management consulting, and training services.

Our services revenues fluctuate from quarter to quarter based on many factors, such as demand by our customers, the number of billable days in a quarter, utilization, and the number of new software contracts executed in recent quarters.  Historically, less than 30% of our services revenues have been derived from implementation services performed in connection with new software license sales.  The decrease in revenues resulted from implementation services performed for a few customers in the first quarter of 2004 that were deferred because we concluded the fees were not fixed or uncertainty existed regarding the collectibility of the fees.

Our five largest services customers accounted for 51% and 55% of our services revenues in three months ended March 31, 2004 and 2003, respectively.

In 2004, we expect services revenues to decrease slightly due to less project work with several customers.

Cost of Revenues

	For the Three Months Ended March 31,
	2004		2003
	Amount	Percent of Segment Revenues	Amount	Percent of Segment Revenues	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)

Managed services	$8,072	57%	$7,436	55%	$636	9%
Software	664	29	682	25	(18)	(3)
Services	3,407	77	3,369	73	38	1
Total cost of revenues	$12,143	58	$11,487	55	$656	6

Cost of managed services revenues.  Cost of managed services revenues consist of salaries and related expenses for our Managed Services organization and amortization of capitalized internal use software costs related to implementation and integration of our trade management platform to our Managed Services operation.

The cost increase in absolute dollars and as a percentage of managed services revenues was largely due to several new contracts with lower profit margins than our earlier contracts and the effect on costs of changes in exchange rates between the quarters.  These costs were partially offset by efficiencies we achieved in our U.S. operations as we migrated from Ford’s technology systems to our own.

Cost of software revenues.  Cost of software revenues includes royalties owed to third parties for technology products integrated into our software products as well as the cost of salaries and related expenses for our software customer support organization.

The increase as a percentage of software revenues results from a reduction in our software revenues.  We expect the cost of software revenues as a percentage of software revenues to be relatively constant in the foreseeable future.

Cost of services revenues.  Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting and training services provided to clients, as well as the cost of third parties we contract with to provide either implementation services or trade management consulting to our clients.

From quarter to quarter as customer demand fluctuates, the cost of services revenues will fluctuate based on actions we take to align our personnel capacity with demand, such as changes in our use of subcontractors, delays or accelerations of hiring personnel and the temporary deployment of resources to or from other business segments.  Cost of services revenues is relatively flat with prior year as our number of personnel and other resource costs are consistent period to period.

We expect the cost of services to fluctuate relative to services revenues in 2004, but remain relatively consistent on a percentage of services revenues basis for the year.

Operating Expenses

	For the Three Months Ended March 31,
	2004		2003
	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)

Sales and marketing	$2,456	12%	$2,244	11%	$212	9%
Research and development	2,898	14	3,037	15	(139)	(5)
General and administrative	2,797	13	2,740	13	57	2
Depreciation	1,336	6	1,301	6	35	3

Sales and marketing.  Sales and marketing expense consists primarily of salaries and commissions earned by sales and marketing personnel, public relations, trade shows and travel expenses related to both promotional events and direct sales efforts.

The increase in sales and marketing expense resulted from an increase in bad debt expense and severance costs related to our former Vice President of Sales and Marketing.  We expect sales and marketing expense to increase in absolute dollars as we hire additional sales personnel and invest in marketing programs.

Research and development.  Research and development expense consists primarily of salaries, benefits, and equipment for personnel who develop and support software for external sale and use in our Managed Services business.

The decrease in research and development costs was primarily from cost-reduction actions we took, principally personnel reductions to lower salaries and travel costs, partially offset by new spending.  These actions included a reduction in personnel and the transfer of some of our research and development activities to locations with lower labor costs.  We anticipate research and development expense to increase in absolute dollars in 2004 as we make additional investments in our technology development.

General and administrative.  General and administrative expense consists primarily of salaries, benefits, outside accounting, legal and insurance fees and related costs for executive, finance, legal, human resources, administrative and information services personnel.

General and administrative expense was relatively constant.  We expect general and administrative expense to increase slightly when we further expand our operations in Europe and Asia.

Depreciation.  The increase resulted from the depreciation of fixed assets we purchased to build the technology infrastructure needed to support growth of our business.  Most of these new assets were acquired to build out our data center.  We expect our depreciation expense to continue increasing in absolute dollars in 2004 as we continue to invest in our infrastructure.

	For the Three Months Ended March 31,
	2004		2003
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Decrease
	(in thousands)		(in thousands)		(in thousands)

Intangible amortization expense	$230	1%	$680	3%	$(450)	(66)%
Stock-based compensation	46	—	370	2	(324)	(88)

Intangible amortization expense.  During the fourth quarter of 2003, we recognized impairment charges of approximately $6.1 million related to intangible assets.  As a result, amortization expense has decreased significantly in 2004.

Stock-based compensation.  Our stock based compensation resulted from options issued to employees prior to our initial public offering in 2000 with exercise prices less than fair value and from options issued to employees in connection with our acquisition of Speedchain in 2001.  Because we record stock based compensation on an accelerated basis, the expense incurred during the quarter ended March 31, 2004 was lower than the expense incurred during the quarter ended March 31, 2003.  The deferred compensation balance was zero as of March 31, 2004.

Other Income (Expenses) and Income Taxes

	For the Three Months Ended March 31,
	2004	2003	Increase (Decrease)
	(in thousands)	(in thousands)	(in thousands)

Other income (expenses), net	$108	$188	$(80)	(43)%
Income taxes	(82)	(151)	69	(46)

Other income (expenses), net.  Other income (expenses), net fluctuates based on the amount of cash balances available for investment, borrowings under our lines of credit, interest and other expenses related to our equipment borrowings, and any realized gains and losses on investments.  The decrease resulted primarily from lower cash available for investment and lower borrowings under our credit facility.

Income taxes.  For the three months ended March 31, 2004 and 2003, our income tax provision was comprised of federal, state, and foreign taxes.  We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.  The decrease in income tax expense resulted from lower withholding taxes in the quarter than in prior year.  Income-based withholding taxes are derived from services provided to customers in certain geographies outside of the United States.

Liquidity and Capital Resources

Obligations

Lines of Credit

We have a term loan, a secured revolving line of credit, and an equipment line of credit with Comerica Bank.  The term loan matures in June 2004 and bears interest at the bank’s prime rate plus 50 basis points (4.5% as of March 31, 2004).  The balance outstanding under the term loan was approximately $502,000 and $1.0 million as of March 31, 2004 and December 31, 2003, respectively.

We may borrow up to $10 million under the revolving line of credit, with a $2.5 million sub-limit for the issuance of letters of credit.  Advances under the revolving line of credit are limited to the lesser of $10 million or 80% of eligible accounts receivable, as defined in the loan agreement.  The revolving line of credit bears interest at the bank’s prime rate (4.0% as of March 31, 2004) and matures in July 2004.  There was no outstanding balance under the revolving line of credit as of March 31, 2004 and December 31, 2003.

In the first and third quarters of 2003, we borrowed approximately $614,000 and $488,000, respectively against the equipment line of credit.  The availability under the Equipment Line of Credit expired in July 2003.  Commencing on July 31, 2003, interest and principal began to be payable in monthly installments on all borrowings made under the equipment line of credit, which matures in full on July 30, 2005.  The outstanding balance and current portion of balance under the Equipment Line of Credit was approximately $674,000 and $490,000 as of March 31, 2004, respectively and $796,000 and $490,000, respectively as of December 31, 2003.  The Equipment Line of Credit has two interest-only payment periods and bears interest at the bank’s prime rate plus 50 basis points (4.5% as of March 31, 2004).

The terms of the revolving line of credit and equipment line of credit require us to comply with several financial covenants, including restrictions and limitations on future indebtedness, sale of assets and material changes in our business.  The financial covenants include a minimum modified quick ratio, as defined in the loan agreement, of 2.0 to 1.0 and a maximum ratio of total liabilities to tangible net worth of 1.5 to 1.0.  Under the most restrictive of these financial covenants, our quarterly pro forma income (loss), as defined, cannot be less than zero.  Pro forma income (loss) is defined in the loan agreement as net income, plus interest expense, taxes, non-cash charges (including depreciation, amortization, stock-based compensation, impairment charges, research and development related charges and one-time restructuring charges), and cash restructuring charges (not to exceed $5.0 million in the aggregate), less interest income and any one-time or non-recurring revenue.  Through March 31, 2004, we were in compliance with these covenants and expect to be in compliance for at least the next 12 months.

We expect to obtain a new credit facility to replace the current one that expires in July 2004.

Leases

We have various capital leases with 36-month to 48-month repayment periods.  In March 2003, we obtained a new equipment leasing arrangement with a vendor for approximately $886,000.  Amounts borrowed are due over 36 months.  Total capital lease obligations outstanding as of March 31, 2004 and December 31, 2003, were approximately $614,000 and $764,000, respectively.

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

Cash Flows

	For the Three Months Ended March 31,
	2004	2003
	(in thousands)	(in thousands)

Cash and cash equivalents and short-term investments, end of quarter	$53,816	$55,535
Cash and cash equivalents and short-term investments, beginning of quarter	56,448	56,957
Net decrease in cash and cash equivalents and short-term investments	$(2,632)	$(1,422)

The net decrease in cash and cash equivalents and short-term investments is primarily due to the following:

•              Increased capital expenditures;

•              Lower cash payments for restructuring activities;

•              Less cash used in operations; and

•              Lower borrowings from credit facility.

Future Cash Investment Needs

We intend to continue investing in the expansion of our business, particularly to build out our global platform and infrastructure.  As discussed in our overview, we intend to increase annual spending on operating expenses by $2.0 million to $3.0 million in 2004.  Additionally, we anticipate spending more on our Managed Services operations in 2004 than we did in 2003.  Our future liquidity and capital requirements will depend on numerous factors, including:

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

Risks Relating to Our Business

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

We incurred net losses of approximately $71.2 million, $11.4 million, $45.8 million, $35.8 million, and $10.5 million in 2003, 2002, 2001, 2000, and 1999, respectively.  Our accumulated deficit as of March 31, 2004 was approximately $254.6 million.  We believe that the success of our business depends on our ability to increase revenues and to manage our operating expenses.  If our revenues fail to grow at anticipated rates or our operating expenses are not properly managed, we may not be able to achieve or maintain profitability, which would increase the possibility that the value of your investment will decline.  Although we generated positive cash flows from operations in 2003, in part because we reduced operating expenses, we cannot assure you that we can continue to generate positive cash flows, especially if our revenues do not increase.  As of March 31, 2004, we had cash and short-term investments of $53.8 million.  This is likely to be insufficient to sustain our operations over the long-term if we do not generate positive cash flow from operations over time.

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

In 2003, 2002, and 2001, we derived approximately 64%, 59%, and 67%, respectively, of our total revenues from our top five customers.  During the first quarters of 2004 and 2003, we derived approximately 64% and 66%, respectively, of our total revenues from our top five customers.  For the quarters ended March 31, 2004 and 2003, Ford accounted for 31% and 30%, of total revenues respectively.  For the quarters ended March 31, 2004 and 2003, Lucent accounted for 13% and 15%, of total revenues respectively.  We expect this customer concentration to exist for the foreseeable future.  We had no other customer that accounted for greater than 10% of our revenues for the periods noted.  As we continue to expand our relationships with existing Managed Services customers and if we continue to sign large contracts with new customers, each such relationship will be of added significance to us.  Additionally, if we are unable to sign contracts that generate significant revenues, this heavy concentration of customers will persist, which could cause us to become even more dependent on each of our existing large customers.  We also expect to continue to derive a significant portion of our total revenues from Ford, Lucent and other top five customers making up the concentration for at least the next several years.  Some of our agreements permit a customer to terminate for convenience after a specified period of time.  We cannot assure you that we will be able to maintain or renew these agreements.  If any of these events occur, our results of operations and financial condition would be adversely affected.

Our inability to renew existing Managed Services contracts on substantially similar terms may cause revenues to decline which would have an adverse affect our business.

Generally, our Managed Services agreements contain a specified time period during which our customers have guaranteed minimum fixed levels of revenues to us.  As these time periods expire, our customers have, and can be expected to continue, indicated

their intent to negotiate new terms for the future.  Our inability to renew such contracts on financial terms substantially similar to the existing terms will cause our revenues to decline and may adversely affect our business.

Some of our customers have been evolving or otherwise changing their business models.  As these customers change their business models, their volume requirements and level of service required from us may decline, and adversely affect our business.

During the past few years, some of our clients have changed their business models significantly by outsourcing various business functions and using contract manufacturers.  The effects of such changes in our customers’ business models may include a reduction in transaction volumes, as importing and exporting of goods and parts may now occur through third party contract manufacturers and outsourcing companies.  If our customers’ transaction volumes decline significantly and we are unable to add the third-party contract manufacturers and outsourcing companies as customers, our revenues will decline, which would have an adverse impact on our business.

Any restriction on our ability to access a foreign country’s rules and regulations that we incorporate into our Global Content cost-effectively and legally, or any failure to update our Global Content timely to include changes in such rules and regulations, may compromise the effectiveness of our solutions and adversely impact our customer relationships and revenues.

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

During the past 21 months, we have hired three new people into our executive management team and we replaced the individual overseeing our Managed Services operations.  This new management team is responsible for developing a plan to significantly increase sales, improving product quality, gaining market acceptance of our Managed Services offerings, and expanding our global operations.  Our management team must develop and execute upon a sound and appropriate strategy to grow revenues and achieve significant profitability.  If the new management team is unable to develop a sound and appropriate strategy, or if it is unable to execute upon such a strategy, our business will be adversely affected.

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

Our software products and Managed Services offerings are complex.  During the sales cycle these offerings must be described and articulated to several individuals across a customer’s organization before a final purchasing decision is made.  Because of the significant number of people with whom we must interact and the complexity of our software and Managed Services offerings, our sales cycle is lengthy and variable in nature, which makes it difficult for us to predict when or if sales will occur.  Therefore, we may experience an unexpected shortfall in sales.

Due to the inherent complexities associated with global trade and the myriad of rules and regulations governing global trade, our software and Managed Services solutions are very complex.  Additionally, many prospects face regulatory compliance issues of which they are unaware prior to us performing any due diligence.  Because of the complexity of our software and Managed Services offerings, and the regulatory issues many prospects face during the sales cycle, our personnel must conduct in depth discussions and provide detailed explanations to several individuals across an organization.  These people are often members of the finance, purchasing, customs, information technology, and legal departments of an organization.  Moreover, these individuals typically view the purchase of our solutions as an important, but not core decision.  As a result, they generally evaluate our solutions and determine their impact on existing infrastructure over a lengthy period of time.  Because we must interact with, and educate so many distinct individuals during the sales cycle, revenues forecasted from a specific client for a particular quarter may be delayed to another quarter.  Consequently, we may experience an unexpected shortfall in sales, which could adversely affect our operating results.

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

The foundation of our software solutions and Managed Services, Global Content, is a rules-based application that provides comprehensive management of government trade regulations and programs that must be acquired, interpreted, and updated by our in-country trade experts.  Because of the legalistic and complex nature of Global Content, our inability to interpret and analyze accurately the rules and regulations upon which our Global Content is based may expose us to liability claims from our clients in connection with our current products and future products.  Additionally, our Managed Services customers view us as global trade experts.  If we perform our services in a manner that does not comply with legal or regulatory requirements, our clients could face severe penalties and they would seek recompense from us to make them whole.  Any provisions in our agreements with our clients designed to limit our exposure to potential product or services liability claims may not be adequate to protect us from such claims.  A claim of product liability or a claim that our performance of Managed Services in a non-compliant manner brought against us successfully could harm our financial condition.  Even if unsuccessful, any claims could result in costly litigation and divert management’s attention and resources.  Additionally, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products and, therefore, any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions, and harm our reputation.

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

We are encountering competition from significantly larger companies that possess both greater financial resources and name recognition than we possess.

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

As of March 31, 2004, our officers, directors, and affiliated entities, together with Ford, beneficially owned approximately 45% of the outstanding shares of our common stock.  This concentration of ownership may delay, deter, or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.  Accordingly, these stockholders collectively may be able to control all matters requiring stockholder approval and, thereby, our management and affairs.  Ford beneficially owns approximately 19% of the outstanding shares of our common stock.  As the single largest stockholder of Vastera, Ford may exercise significant influence over corporate acts requiring stockholder approval, including a merger or sale of Vastera.  Also, so long as Ford holds at least 5% of our common stock, it has the right to appoint a non-voting observer to our board of directors.  Our officers, directors, and affiliated entities, together with Ford, may have interests that differ from your interests, and their decisions may negatively impact our future success.

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

Amounts outstanding under our secured revolving line of credit arrangement expose us to interest rate risk if the prime rate increases.  We had approximately $1.2 million in variable rate debt as of March 31, 2004.  Our interest income is sensitive to changes in U.S. interest rates, particularly since the majority of our investments are in short-term instruments.  Due to the short-term nature of our investments, we believe that there is no material risk exposure.  We do not hold or issue derivative securities, derivative commodity instruments, or other financial instruments for trading purposes.  Therefore, no quantitative tabular disclosures are required.

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

There have been no changes in our internal controls over financial reporting that occurred during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1:                   Legal Proceedings

We are periodically a party to disputes arising from normal business activities.  In our opinion, resolution of these matters will not have a materially adverse effect upon our financial condition or our future operating results.

On March 14, 2001, Expeditors International of Washington, Inc. and Expeditors Tradewin, L.L.C. (collectively “Expeditors”) filed suit against us in the United States District Court for the Eastern District of Michigan, Southern Division primarily alleging that we misappropriated certain of Expeditors’ trade secrets in connection with our acquisition of Ford’s customs operations, by utilizing systems and business processes that Expeditors assisted in developing for Ford and through our employee hiring practices. In connection with our acquisition of Ford’s customs operations, Ford agreed to indemnify us for intellectual property infringement claims, and Ford is currently indemnifying us in connection with this litigation.  Although Ford is obligated to indemnify us of claims of intellectual property infringement arising from the property we acquired from it, Ford is not obligated to indemnify us for damages and legal fees arising from claims pertaining solely to our acts, upon which certain of the claims asserted in this matter have been based.

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

Item 2:                   Changes in Securities and Use of Proceeds

None.

Item 3:                   Defaults Upon Senior Securities

None.

Item 4:                   Submission of Matters to a Vote of Security Holders

None.

Item 5:                   Other Information

None.

Item 6:                   Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(a)	Exhibits.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the President and Chief Executive Officer, dated May 10, 2004.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated May 10, 2004.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the President and Chief Executive Officer, dated May 10, 2004.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated May 10, 2004.

(b)	Reports on Form 8-K.

On January 29, 2004, we filed a Form 8-K furnishing a press release that announced our financial results for the year ended December 31, 2003 and presenting certain other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Dulles, Virginia on May 10, 2004.

VASTERA, INC.

By:	/s/ Maria Henry
Maria Henry,
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Kevin M. Boyce
Kevin M. Boyce,
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)

EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the President and Chief Executive Officer, dated May 10, 2004.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated May 10, 2004.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the President and Chief Executive Officer, dated May 10, 2004.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated May 10, 2004.