Form 10-Q
period 2004-06-30
VASTERA INC
filed 2004-08-06
CIK 1075056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

As of August 3, 2004 there were 42,007,783 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VASTERA, INC.

PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1:                   Financial Statements

VASTERA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,067	$16,046
Short-term investments	37,853	40,402
Accounts receivable, net of allowance for doubtful accounts of $1,044 and $994, respectively	17,304	17,599
Prepaid expenses and other current assets	4,228	4,212
Total current assets	78,452	78,259
Property and equipment, net	9,978	10,806
Intangible assets, net	1,206	1,863
Goodwill	5,044	5,044
Deposits and other assets	850	1,292

Total assets	$95,530	$97,264

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit and capital lease obligations, current	$826	$1,867
Accounts payable	816	921
Accrued expenses	5,853	5,260
Accrued compensation and benefits	3,012	3,452
Deferred revenue, current	11,714	9,451
Total current liabilities	22,221	20,951
Long-term liabilities:
Line of credit and capital lease obligations, net of current portion	263	698
Deferred revenue, net of current portion	1,872	2,393
Total liabilities	24,356	24,042
Commitments and contingencies (See Note 6)

Stockholders’ equity:
Common stock, $0.01 par value; 100,000 shares authorized; 42,006 and 41,745 shares issued and outstanding, respectively	420	417
Additional paid-in capital	328,021	327,234
Accumulated other comprehensive loss	(1,212)	(715)
Deferred compensation	—	(46)
Accumulated deficit	(256,055)	(253,668)

Total stockholders’ equity	71,174	73,222
Total liabilities and stockholders’ equity	$95,530	$97,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Managed services revenues	$13,970	$13,644	$28,180	$27,259
Software revenues	2,436	2,885	4,705	5,616
Services revenues	4,790	4,995	9,232	9,593
Total revenues	21,196	21,524	42,117	42,468

Cost of revenues:
Cost of managed services revenues	8,082	7,499	16,154	14,935
Cost of software revenues	694	712	1,358	1,394
Cost of services revenues	3,587	3,637	6,994	7,006

Operating expenses:
Sales and marketing	2,474	2,302	4,930	4,546
Research and development	3,126	2,999	6,024	6,036
General and administrative	2,980	2,733	5,777	5,473
Depreciation	1,376	1,263	2,712	2,564
Intangible amortization expense	247	707	477	1,387
Stock-based compensation	—	275	46	645
Total operating expenses	10,203	10,279	19,966	20,651

Loss from operations	(1,370)	(603)	(2,355)	(1,518)
Other income, net	88	148	196	336
Loss before income taxes	(1,282)	(455)	(2,159)	(1,182)
Income taxes	(146)	(157)	(228)	(308)

Net loss	$(1,428)	$(612)	$(2,387)	$(1,490)

Basic and diluted net loss per common share	$(0.03)	$(0.01)	$(0.06)	$(0.04)

Weighted-average common shares outstanding	41,942	40,849	41,844	40,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,387)	$(1,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	46	645
Depreciation and intangible amortization expense	3,189	3,951
Provision for allowance for doubtful accounts	339	96
Amortization of revenue discounts related to customer contracts	170	150
Amortization of capitalized internal-use software costs	336	220
Asset disposal	96	—
Changes in operating assets and liabilities:
Accounts receivable	(206)	(247)
Prepaid expenses and other current assets	(121)	(348)
Deposits and other assets	563	(685)
Accounts payable and accrued expenses	411	(4,910)
Accrued compensation and benefits	(418)	226
Deferred revenue	1,794	576
Net cash provided by (used in) operating activities	3,812	(1,816)

Cash flows from investing activities:
Acquisition of subsidiaries	—	(3,000)
Net (purchases) sales of short-term investments	2,439	(7,239)
Acquisition of property and equipment	(2,254)	(1,893)
Net cash provided by (used in) investing activities	185	(12,132)

Cash flows from financing activities:
Proceeds from the exercise of stock options and issuance of stock for the employee stock purchase plan	790	1,940
Principal payments on long-term debt	(1,476)	(1,342)
Proceeds from equipment line of credit	—	614
Net cash provided by (used in) financing activities	(686)	1,212
Effect of foreign currency exchange rate changes on cash and cash equivalents	(290)	206
Net increase (decrease) in cash and cash equivalents	3,021	(12,530)
Cash and cash equivalents, beginning of period	16,046	23,696
Cash and cash equivalents, end of period	$19,067	$11,166

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

Vastera is a leading provider of solutions for Global Trade Management and was incorporated in Virginia in November 1991 under the name Export Software International, Inc.  The Company reincorporated in Delaware in July 1996 and changed its name to Vastera, Inc. in June 1997.  The Company’s principal solutions offerings include software solutions, Trade Management Consulting, and Managed Services.  Managed Services range from management of a client’s specific global trade function to providing complete management of a client’s global trade operations.  The Company has operations in the United States, Belgium, Brazil, Canada, China, France, Germany, Ireland, Japan, Mexico, the Netherlands, Poland, Spain, and the United Kingdom.

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

2.                                      Summary of Significant Accounting Policies:

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates that are most susceptible to change are the Company’s estimates of collections of accounts receivable and the estimated lives and the realization of its internal use software and intangible assets.

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

Services Revenues

Services revenues are derived from software implementation, Trade Management Consulting, and training services.  Services are performed on a time and materials basis or under fixed price arrangements.  Revenues on time and materials contracts are recognized based on fixed billable rates for hours delivered, and revenues on fixed priced contracts and are recognized as the services are performed, using the percentage of completion method of accounting based on the ratio of costs incurred to total estimated costs to be incurred.  Losses on arrangements are recognized when known.

For multiple-element arrangements where the Company provides both software and services, the Company defers the service fee, based on vendor-specific objective evidence, and recognize it as the services are performed.

Deferred Revenues

Deferred revenues include amounts billed to clients for revenues that have not been recognized and generally result from billed, but deferred license revenues and services not yet performed.  Deferred revenues are recognized over the term of the agreement, the remaining economic life of the product, or when the services are performed.

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

Internal Use Software

In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs associated with the implementation and integration of its trade management platform to its Managed Services operations.  The Company capitalized approximately $165,000 and $93,000 of direct labor costs in the second quarters of 2004 and 2003, respectively, and $336,000 and $284,000 in the six months ended June 30, 2004 and 2003, respectively, related to certain capitalizable tasks including the technical design, system configuration and testing phases of the integration process.  Judgment is involved in determining which development tasks associated with the platform integration are capitalizable pursuant to SOP 98-1.  These costs are amortized as costs of managed services revenues over three years and amortization commences upon the completion of the integration to the Vastera platform.  Total amortization expense in the three months and six months ended June 30, 2004 was approximately $111,000 and $337,000, respectively.  Total amortization expense in the three months and six months ended June 30, 2003 was approximately $97,000 and $220,000, respectively.  Net capitalized costs as of June 30, 2004 and December 31, 2003 was approximately $1.8 million and $1.7 million, respectively.

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

As of June 30, 2004 and December 31, 2003, Ford accounted for 24% and 25%, respectively, of total accounts receivable.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted net loss per common share includes the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.  As of June 30, 2004 and December 31, 2003, options to purchase approximately 8,140,000 and 8,436,000 shares of common stock were outstanding, respectively.  Due to the anti-dilutive effect of the options, they have been excluded from the calculation of weighted-average shares for diluted earnings per share.  As a result, the basic and diluted loss per share amounts are identical.

Comprehensive Income (Loss)

As of June 30, 2004 and December 31, 2003, accumulated other comprehensive loss includes unrealized gains and losses on investments and foreign currency translation adjustments.  As of June 30, 2004 and December 31, 2003, accumulated net unrealized (loss) gain on available for sale investments was approximately $(3,000) and $107,000, respectively.  As of June 30, 2004 and December 31, 2003, accumulated foreign currency translation adjustment was a loss of approximately $1.2 million and $822,000, respectively.

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

Stock Options

The Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.  The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Plans.  No options granted during the first and second quarters of 2004 and 2003 were granted with exercise prices that were less than fair value.  The Company had deferred compensation balances from options issued prior to 2001.  The deferred compensation was recognized over the vesting period of the related options using an accelerated method.  The Company recognized compensation expense during the first six months of 2004 and 2003 of approximately $46,000 and $645,000, respectively.  As of June 30, 2004, all deferred compensation has been recognized.

Had compensation expense for the Company’s 1996 Plan, 2000 Plan and Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss applicable to common stockholders, as reported	$(1,428)	$(612)	$(2,387)	$(1,490)
Add: stock-based compensation included in net loss, net of tax	—	275	46	645
Deduct: stock-based compensation determined under the fair value method for all awards, net of tax	(2,036)	(9,566)	(4,909)	(11,640)
Net loss, pro forma	$(3,464)	$(9,903)	$(7,245)	$(12,485)
Pro forma net loss per common share	$(0.08)	$(0.24)	$(0.17)	$(0.31)

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

As of June 30, 2004 and December 31, 2003, the balance of the restructuring reserve was approximately $52,000 and $112,000, respectively.  The Company paid approximately $30,000 and $146,000 of these costs during the second quarters of 2004 and 2003, respectively.  The Company paid approximately $60,000 and $577,000 of these costs during the six months ended June 30, 2004 and 2003, respectively.  The Company expects to pay out the remainder of the restructuring reserve in 2004.

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

In exchange for its internal US customs operations, GE received $3.0 million in cash and 51,046 shares of the Company’s common stock valued at approximately $312,000.  The purchase price, including transaction costs of approximately $62,000, has been allocated based on fair values as follows (in thousands):

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

The Company paid the remaining term loan balance of approximately $502,000 during the second quarter of 2004.  The balance under the term loan was zero and approximately $1.0 million as of June 30, 2004 and December 31, 2003, respectively.

The Company may borrow up to $10.0 million under the Line of Credit, with a $2.5 million sub-limit for the issuance of letters of credit.  Advances under the Line of Credit are limited to the lesser of $10 million or 80% of eligible accounts receivable, as defined in the loan agreement.  The Line of Credit bears interest at the bank’s prime rate (4.25 as of June 30, 2004).  The Line of Credit matures in July 2004.  There were no outstanding balances under the Line of Credit as of June 30, 2004 and December 31, 2003.

In the first and third quarters of 2003, the Company borrowed approximately $614,000 and $488,000, respectively, against the Equipment Line of Credit.  The availability under the Equipment Line of Credit expired in July 2003.  Commencing on July 31, 2003, interest and principal began to be payable in monthly installments on all borrowings made under the Equipment Line of Credit, which matures in full on July 30, 2005.  The outstanding balance and current portion of balance under the Equipment Line of Credit was approximately $552,000 and $490,000 as of June 30, 2004, respectively, and $796,000 and $490,000, respectively, as of December 31, 2003.  The Equipment Line of Credit has two interest-only payment periods and bears interest at the bank’s prime rate plus 50 basis points (4.75 as of June 30, 2004).

The terms of the Line of Credit and Equipment Line of Credit require the Company to comply with several financial covenants, including restrictions and limitations on future indebtedness, sale of assets and material changes in the Company’s business.  Through June 30, 2004, the Company was in compliance with the covenants of the Company’s credit facility.

In July 2004, the Company commenced renegotiation of its existing Line of Credit for $10 million, with a $2.5 million sub-limit for the issuance of letters of credit, and a new equipment term loan for $5 million with Comerica Bank.  The renewed Line of Credit will mature in July 2006 and the new equipment term loan will mature three years from the date of the general equipment or software purchases.  The terms of the renewed Line of Credit, new equipment term loan, and existing Equipment Line of Credit require the Company to comply with several financial covenants, including restrictions and limitations on future indebtedness, sale of assets and material changes in the Company’s business.

Capital Lease Obligations and Other

The Company leases office equipment under various non-cancelable capital leases.  Amounts borrowed under the equipment leasing arrangement are due over 36- to 48-month repayment periods.  As of June 30, 2004 and December 31, 2003, capital lease obligations outstanding were approximately $537,000 and $764,000, respectively.  Approximately $336,000 and $372,000 of the capital lease obligation balance was current as of June 30, 2004 and December 31, 2003, respectively.  Property and equipment includes approximately $925,000 of equipment under capital lease arrangements at June 30, 2004 and December 31, 2003.  Related accumulated depreciation was approximately $401,000 and $247,000 at June 30, 2004 and December 31, 2003, respectively.

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

On March 14, 2001, Expeditors International of Washington, Inc. and Expeditors Tradewin, L.L.C. (collectively “Expeditors”) filed suit against the Company in the United States District Court for the Eastern District of Michigan, Southern Division primarily alleging that the Company misappropriated certain of Expeditors’ trade secrets in connection with its acquisition of Ford’s customs operations, by utilizing systems and business processes that Expeditors assisted in developing for Ford and through its employee hiring practices. In connection with its acquisition of Ford’s customs operations, Ford agreed to indemnify the Company for intellectual property infringement claims, and Ford is currently indemnifying the Company in connection with this litigation.  Although Ford is obligated to indemnify the Company of claims of intellectual property infringement arising from the property the Company acquired from it, Ford is not obligated to indemnify the Company for legal fees arising from any claims that pertained solely to the Company’s acts, upon which certain of the claims asserted in this matter were based. Trial in this matter commenced on July 15, 2004.  On August 4, 2004, the jury found in favor of Vastera.

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

The following table summarizes the Company’s three segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Managed services	$13,970	$13,644	$28,180	$27,259
Software	2,436	2,885	4,705	5,616
Services	4,790	4,995	9,232	9,593
Total revenues	21,196	21,524	42,117	42,468

Gross Profit:
Managed services	5,888	6,145	12,026	12,324
Software	1,742	2,173	3,347	4,222
Services	1,203	1,358	2,238	2,587
Gross profit	8,833	9,676	17,611	19,133

Net loss:
Unallocated expense	(10,203)	(10,279)	(19,966)	(20,651)
Interest income	150	204	298	433
Interest and other expense	(62)	(56)	(102)	(97)
Income tax	(146)	(157)	(228)	(308)
Net loss	$(1,428)	$(612)	$(2,387)	$(1,490)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
United States	$16,019	$15,813	$32,108	$31,750
Other North America	2,229	2,609	4,495	4,706
Europe	2,190	2,053	4,399	3,829
Other international regions	758	1,049	1,115	2,183
Total revenues	$21,196	$21,524	$42,117	$42,468

The Company’s tangible long-lived assets were located as follows (in thousands):

	June 30, 2004	December 31, 2003
	(unaudited)
United States	$8,762	$9,590
Other North America	697	826
Europe	283	202
Other international locations	236	188
Total long-lived assets	$9,978	$10,806

Significant Customers

For the quarters ended June 30, 2004 and 2003, the Company derived approximately 63% and 65%, respectively, of its total revenues from the Company’s top five customers.  For the six months ended June 30, 2004 and 2003, the Company derived approximately 63% and 66%, respectively, of its total revenues from the Company’s top five customers.  For the quarters ended June 30, 2004 and 2003, Ford accounted for 30% and 31%, of total revenues respectively.  For the six months ended June 30, 2004 and 2003, Ford accounted for 31% and 30% of total revenues, respectively.  For the quarters ended June 30, 2004 and 2003, Lucent accounted for 13% and 15% of total revenues respectively.  For the six months ended June 30, 2004 and 2003, Lucent accounted for 13% and 15% of total revenues respectively.

8.                                      Transactions with Ford Motor Company:

On August 29, 2000, the Company acquired Ford’s global customs import operations and merged Ford’s global customs import operations into its Managed Services operations.  Ford received 8,000,000 shares of the Company’s common stock valued at approximately $79.2 million in consideration at the time of the transaction.  As of June 30, 2004, Ford owned 8,000,000 shares or approximately 19% of the Company.

In August 2000, the Company also entered into a Managed Services agreement under which Vastera manages Ford’s global trade import operations.  In January 2001 and March 2001, the Company entered into Managed Services agreements with Ford Mexico and Ford Canada, respectively.  In November 2002, the Company entered into a Managed Services agreement with Ford Europe to manage operations in the United Kingdom, Spain, Belgium, and Germany.  The agreements with Ford have initially had minimum terms of four years.

In July 2002, the Company amended its agreement with Ford U.S. to provide for billing Ford at a fixed annual rate of $11.8 million for the remaining life of the agreement, beginning January 1, 2003.  Either party may terminate this agreement for convenience commencing on August 1, 2004, after providing the non-terminating party one-year advance notice.  Commencing on August 1, 2005 and continuing thereafter, either party may terminate the agreement upon providing six-months’ advance written notice. Ford U.S. has not informed the Company that they plan to terminate the agreement.  The Company is currently reviewing with Ford U.S. the scope of services it performs and the associated fees charged for these services.  As part of this review, effective June 1, 2004, the Company has agreed to reduce the managed services fees charged to Ford U.S. by approximately $500,000 on an annual basis.

For the quarters ended June 30, 2004 and 2003, Ford accounted for 30% and 31%, of total revenues respectively.  For the six months ended June 30, 2004 and 2003, Ford accounted for 31% and 30% of total revenues respectively.  As of June 30, 2004 and December 31, 2003, Ford accounted for 24% and 25%, respectively, of total accounts receivable.

The Company reimburses Ford for expenses incurred by Ford for the use of its facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology.  For the quarters ended June 30, 2004 and 2003, Ford charged the Company approximately $1 million and $1.9 million, respectively.  For the six months ended June 30, 2004 and 2003, Ford charged the Company approximately $2.1 million and $3.9 million, respectively.  In 2003, these payments began to decrease as the Company began deploying its own technology in North America.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of managed services revenues	$—	$8	$1	$18
Cost of software revenues	—	1	—	3
Cost of services revenues	—	39	6	91
Sales and marketing	—	110	19	258
Research and development	—	27	4	63
General and administrative	—	90	16	212
Total stock-based compensation	$—	$275	$46	$645

10.                               Supplemental Information:

Cash Flow Information

Cash paid for interest was approximately $60,000 and $81,000 for the six months ended June 30, 2004 and 2003, respectively.  Noncash activities were as follows (in thousands):

	Six Months Ended June 30,,
	2004	2003
	(unaudited)	(unaudited)
Increase in capital lease obligations	$—	$886
Issuance of common stock and stock options in acquisitions	—	312
Assumed liabilities, transaction costs and other, net of tangible assets and deferred revenue acquired in acquisitions	—	(214)

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

The potential market into which we offer our products and services is an expansive one.  Our product and services offerings, however, are new to their targeted audience and the ultimate market size is difficult to quantify.  While our offerings are critical to a company remaining compliant with import and export rules and regulations, generally our offerings are not core to the business needs of a company.  This can often mean that the decision as to whether to purchase one of our solutions is predicated more on expected cost savings to be achieved by an entity than it is upon enhanced compliance.  In 2001 and 2002, our sales cycle averaged approximately six to nine months for software sales and nine to 12 months for Managed Services sales.  In 2003, however, we experienced a lengthening of these cycle times.

During the last 18 months, we experienced a significant slowing in signing new business, reflected by an extended average sales cycle and sales of Managed Services and software at lower than expected levels.  Total revenues during this period demonstrated only modest growth, especially when compared to the revenue growth rates we experienced in 2001 and 2002.  Total sales of Managed Services and software for 2003 and the first half of 2004 were lower than planned and considerably lower than what we achieved in the prior three years.  We expect that our revenues will remain at or below our 2003 revenue level until such time as we can accelerate the rate of our sales growth.

In 2003, we implemented several expense reduction activities to help offset the lack of aggregate revenue growth and achieve profitability targets.  We expected that these cost reduction actions would be short in duration.  Moreover, we expected to return to normalized spending levels once new sales reached established targets.  We did not, however, achieve our anticipated sales levels and, accordingly, the desired outcome was not achieved.  The expense reduction actions taken in 2003 have slowed our progress in sales and marketing, product development and Managed Services operations.  To satisfy customer expectations for product quality better, to serve our Managed Services customers better, and to re-invest in sales and marketing, and re-invigorate our revenue growth, we expect to increase spending on operating expenses by $2.0 million to $3.0 million in 2004, which increased spending began at the end of the first quarter of 2004.  Additionally, we anticipate spending more on our Managed Services operations in 2004 than we did in 2003 and in the first half of 2004, which will result in a reduction in managed services gross margins during the foreseeable future and a reduction in our cash generated from operations due to continued net losses.

For the foreseeable future, we expect costs of managed services as a percentage of managed services revenues to increase as we make investments in personnel to expand our Managed Services platform and continue our geographic expansion.  Over the longer term, we expect to realize productivity improvements from our investment in our infrastructure.  As we enter into large multi-year Managed Services agreements in new industry sectors or new geographic regions that require significant investments in the related infrastructure, the costs associated with these Managed Services agreements may be greater in the initial year, and in certain circumstances exceed the revenue recognized in the initial year, than in the later years, when we realize productivity improvements from these infrastructure investments.  There is offsetting pressure to the anticipated productivity benefits from price pressure in our marketplace.  Consequently, the long-term gross margins of our business are difficult to predict.

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

In July 2004, Visteon Corporation notified us that it will not renew its agreement for Managed Services when it expires on December 31, 2004.  We have provided outsourced global trade management services to Visteon throughout North America since 2000.  Vastera and Visteon are working through a transition period, which may extend into 2005.  We expect to recognize 2004 revenues of approximately $6 million associated with the Visteon contract.  Additionally, revenue derived from other large customer contracts may change as we renew these contracts.  If we fail to maintain or expand the scope of services provided under these contracts, our revenues from these contracts will decrease.  If we fail to close a significant amount of new business in the second half of 2004, our revenues in 2005 will decrease when compared to 2004.  If we also fail to reduce the expenses of our business to match lower revenues, our net losses may increase and our cash flows could be negatively impacted.

Relationship with Ford Motor Company

On August 29, 2000, we acquired Ford’s global customs import operations and merged Ford’s global customs import operations into our Managed Services operations.  Ford received 8,000,000 shares of our common stock valued at approximately $79.2 million in consideration at the time of the transaction.  As of June 30, 2004, Ford owned 8,000,000 shares or approximately 19% of our common stock.

In August 2000, we also entered into a Managed Services agreement under which we manage Ford’s global trade import operations.  In January 2001 and March 2001, we entered into Managed Services agreements with Ford Mexico and Ford Canada, respectively.  In November 2002, we entered into a Managed Services agreement with Ford Europe to manage operations in the United Kingdom, Spain, Belgium, and Germany.  The agreements with Ford have initially had minimum terms of four years.  Our agreement with Ford U.S. provides for billing Ford at a fixed annual rate of $11.8 million for the remaining life of the agreement, beginning January 1, 2003.  Either party may terminate this agreement for convenience commencing on August 1, 2004, after providing the non-terminating party one-year advance notice.  Commencing on August 1, 2005 and continuing thereafter, either party may terminate the agreement upon providing six-months’ advance written notice.  Ford U.S. has not informed us they plan to terminate the agreement.  We are currently reviewing with Ford U.S. the scope of services we perform and the associated fees charged for these services.  As part of this review, effective June 1, 2004, we agreed to reduce the managed services fees charged to Ford U.S. by approximately $500,000 on an annual basis.

For the quarters ended June 30, 2004 and 2003, Ford accounted for 30% and 31%, of total revenues respectively.  For the six months ended June 30, 2004 and 2003, Ford accounted for 31% and 30% of our total revenues respectively.  As of June 30, 2004 and December 31, 2003, Ford accounted for 24% and 25%, respectively, of total accounts receivable.

We reimburse Ford for expenses incurred by Ford for the use of its facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology.  For the quarters ended June 30, 2004 and 2003, Ford charged us approximately $1 million and $1.9 million, respectively.  For the six months ended June 30, 2004 and 2003, Ford charged us approximately $2.1 million and $3.9 million, respectively.  In 2003, these payments began to decrease as we began deploying our own technology in North America.

Lucent

In August 2001, we entered into a five-year agreement with Lucent Technologies to manage Lucent’s global trade operations in the United States.  From August 2001 through August 2004, we expect to generate approximately $25 million in aggregate revenues from our agreement with Lucent U.S.  Subsequently, we expanded our relationship with Lucent by assuming responsibility for administering and managing Lucent’s global trade operations in other countries in North America, Europe and in Brazil.  For the quarters ended June 30, 2004 and 2003, Lucent accounted for 13% and 15%, of total revenues respectively.  For the six months ended June 30, 2004 and 2003, Lucent accounted for 13% and 15%, of total revenues, respectively.

In August 2004, Lucent will be able to terminate the agreement for convenience with six months notice.  We are in the process of negotiating an extension to the agreement.

Acquisitions

On June 19, 2003, we acquired GE’s internal U.S. customs import operations.  We also entered into a Managed Services agreement under which Vastera will manage the U.S. customs import operations for five of GE’s U.S. divisions for a minimum term of three years.  GE may terminate this agreement for convenience commencing on July 1, 2006, after providing the Company six months’ advance notice.  The results of GE’s internal U.S. customs import operations have been included in our operations since July 1, 2003, the effective date of the acquisition.  In exchange for its internal U.S. customs import operations, GE received $3.0 million in cash and 51,046 shares of our common stock, valued at approximately $312,000.  The purchase price, including transaction costs of approximately $62,000, totaled approximately $3.4 million.

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

Services Revenues

Services revenues are derived from implementation, Trade Management Consulting, and training services.  Services are performed on a time and materials basis or under fixed price arrangements.  Revenues on time and materials contracts are billed and recognized based on fixed billable rates for hours delivered, and revenues on fixed priced contracts are recognized as the services are performed, using the percentage of completion method of accounting based on the ratio of costs incurred to total estimated costs to be incurred.  Losses on arrangements are recognized when known.

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

Management’s Disclosure of Non-GAAP Financial Measures

From time to time, management makes public disclosures, other than in our SEC filings on Form 10-Q or Form 10-K, of certain financial measures such as pro forma earnings (loss) and EBITDA, as adjusted (as defined below), that are not considered GAAP financial measures.  On July 22, 2004, we issued an earnings press release and included it as an exhibit to a Form 8-K we filed with the SEC the same day.  This press release contained reconciliations of pro forma earnings (loss) and EBITDA, as adjusted, to our reported net loss.

Management believes that pro forma earnings (loss) is a useful supplement to GAAP financial measures as it measures our operating performance and liquidity for the reporting period because it excludes certain charges associated with past events that are not related to current operations or that are not relevant to current operations and will not be in the foreseeable future.  Because we have such a significant balance of net operating losses that we will be able to carry forward and apply against future U.S. tax liabilities, we exclude income taxes from the calculation of pro forma earnings (loss).  Although we do pay income taxes on a portion of the revenues we generate, the aggregate amount of such payments is not material in relation to our net operating losses.  Until such time as we generate income from operations and have fully applied our net operating losses to future tax liabilities, which we do not expect to occur during the foreseeable future, we believe that income taxes will not be a relevant element of our operating performance.  The excluded intangible amortization expense and impairment of goodwill and intangibles are associated with identifiable intangible assets from prior acquisitions.  The excluded stock-based compensation expense pertains to deferred non-cash compensation charges recorded in connection with our initial public offering of common stock and from prior acquisitions.

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

Comparison of the Quarter Ended June 30, 2004 to the Quarter Ended June 30, 2003

Revenues

					Increase (Decrease)		Future Expected % of Total Revenues
	For the Three Months Ended June 30,
	2004		2003
	Amount	Percent of Total	Amount	Percent of Total
	(in thousands)		(in thousands)		(in thousands)

Managed services	$13,970	66%	$13,644	63%	$326	2%	65-70%
Software	2,436	11	2,885	14	(449)	(16)	10-15
Services	4,790	23	4,995	23	(205)	(4)	15-20
Total revenues	$21,196	100%	$21,524	100%	$(328)	(2)%

Managed services revenues.  We derive managed services revenues from agreements that provide for transaction or service fees based on our performance of Managed Services.

The increase in managed services revenues for the three months ended June 30, 2004 from the three months ended June 30, 2003 primarily resulted from the following:

•                  Revenue from our new contract with GE, which began on July 1, 2003;

•                  Other new business revenue from customer contracts signed in 2003 and the first half of 2004; offset by

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

Our top five Managed Services customers accounted for 90% and 94% of our managed services revenues in the quarters ended June 30, 2004 and 2003, respectively.  Our non-US managed services revenues increased to $4 million in the second quarter of 2004 from approximately $3.7 million recognized in the second quarter of 2003.  This increase resulted from new customer contracts in Europe.  The favorable effect on revenues of changes in foreign currency exchange rates between the quarters ended June 30, 2003 and 2004 was approximately $55,000.  We expect non-US managed services revenues to continue to increase as a percentage of managed services revenues in the future as we grow our international business.

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

The decrease in revenues resulted primarily from the expiration of a $2.5 million annual license fee from a Japanese customer, the drop-off of fully recognized revenue from perpetual licenses sold in prior years, and maintenance cancellations.  These declines were partially offset by an increase in software revenues from new customers.  Our top five software customers accounted for 21% and 38% of our total software revenues during the three months ended June 30, 2004 and 2003, respectively.

We expect 2004 software revenues to decrease compared to 2003 because we do not expect new business to offset the expiration of the $2.5 million per year license fee from a Japanese customer and the drop-off of revenues from perpetual licenses.

Services revenues.  We derive services revenues from the implementation of software for our customers, management consulting, and training services.

Our services revenues fluctuate from quarter to quarter based on many factors, such as demand by our customers, the number of billable days in a quarter, utilization, and the number of new software contracts executed in recent quarters.  Historically, less than 30% of our services revenues have been derived from implementation services performed in connection with new software license sales.  The decrease in revenues resulted from less project work from our current installed base and implementation services performed for a few customers in the second quarter of 2004 that were deferred because we concluded the fees were not fixed or uncertainty existed regarding the collectibility of the fees.  This decrease was partially offset by an increase in revenue from our Trade Management Consulting business.

Our five largest services customers accounted for 59% of our services revenues for both quarters ended June 30, 2004 and 2003.

In 2004, we expect services revenues to decrease slightly due to less project work with several customers.

Cost of Revenues

	For the Three Months Ended June 30,
	2004		2003
	Amount	Percent of Segment Revenues	Amount	Percent of Segment Revenues	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)

Managed services	$8,082	58%	$7,499	55%	$583	8%
Software	694	28	712	25	(18)	(3)
Services	3,587	75	3,637	73	(50)	(1)
Total cost of revenues	$12,363	58	$11,848	55	$515	4

Cost of managed services revenues.  Cost of managed services revenues consist of salaries and related expenses, reimbursed expenses to Ford for our Managed Services organization and amortization of capitalized internal use software costs related to implementation and integration of our trade management platform to our Managed Services operation.

The cost increase in absolute dollars and as a percentage of managed services revenues was largely due to the additional investment we have made in our Managed Services business and several new contracts with lower profit margins than our earlier contracts and the effect on costs of changes in exchange rates between the quarters.  These costs were partially offset by efficiencies we achieved in our U.S. operations as we migrated from Ford’s technology systems to our own.  We expect the cost of managed services revenues as a percentage of managed services revenues to increase in the foreseeable future due to the additional investment we are making in our managed services business.  Over time, we expect to realize benefits from the additional investment we are making in our Managed Service business.

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

From quarter to quarter as customer demand fluctuates, the cost of services revenues will fluctuate based on actions we take to align our personnel capacity with demand, such as changes in our use of subcontractors, delays or accelerations of hiring personnel and the temporary deployment of resources to or from other business segments.  Cost of services revenues is down slightly over prior year as our number of personnel and other resource costs are down.

We expect the cost of services to fluctuate relative to services revenues in 2004, but remain relatively consistent on a percentage of services revenues basis for the year.

Operating Expenses

	For the Three Months Ended June 30,
	2004		2003
	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)

Sales and marketing	$2,474	12%	$2,302	11%	$172	7%
Research and development	3,126	15	2,999	14	127	4
General and administrative	2,980	14	2,733	13	247	9
Depreciation	1,376	6	1,263	6	113	9

Sales and marketing.  Sales and marketing expense consists primarily of salaries and commissions earned by sales and marketing personnel, public relations, trade shows and travel expenses related to both promotional events and direct sales efforts.

The increase in sales and marketing expense resulted from an increase in personnel expense, marketing programs, bad debt expense and severance costs related to our former Vice President of Sales and Marketing.  We expect sales and marketing expense to increase in absolute dollars as we hire additional sales personnel and invest in marketing programs.

Research and development.  Research and development expense consists primarily of salaries, benefits, and equipment for personnel who develop and support software for external sale and use in our Managed Services business.

The increase in research and development costs was primarily from costs associated with the use of technology consultants, which were not incurred in the prior period.  We anticipate research and development expense to remain constant in absolute dollars in 2004.

General and administrative.  General and administrative expense consists primarily of salaries, benefits, outside accounting, legal, insurance fees and related costs for executive, finance, legal, human resources, administrative and information services personnel.

The increase in general and administrative expense resulted from an increase in corporate insurance costs and an increase in the number of accounting and finance staff and work related to Sarbanes-Oxley compliance.  We expect general and administrative expense to increase slightly when we further expand our operations in Europe and Asia.

Depreciation.  The increase resulted from the depreciation of fixed assets we purchased to build the technology infrastructure needed to support our business.  Most of these new assets were acquired to build out our data center.  We expect our depreciation expense to continue increasing in absolute dollars in 2004 as we continue to invest in our infrastructure.

	For the Three Months Ended June 30,
	2004		2003
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Decrease
	(in thousands)		(in thousands)		(in thousands)

Intangible amortization expense	$247	1%	$707	3%	$(460)	(65)%
Stock-based compensation	—	—	275	1	(275)	(100)

Intangible amortization expense.  During the fourth quarter of 2003, we recognized impairment charges of approximately $6.1 million related to intangible assets.  As a result, amortization expense has decreased significantly in 2004.

Stock-based compensation.  Our stock based compensation resulted from options issued to employees prior to our initial public offering in 2000 with exercise prices less than fair value and from options issued to employees in connection with our acquisition of Speedchain in 2001.  There was no stock based compensation during the quarter ended June 30, 2004 as prior amounts were amortized over the related vesting period.

Other Income (Expenses) and Income Taxes

	For the Three Months Ended June 30,
	2004	2003	Increase (Decrease)
	(in thousands)	(in thousands)	(in thousands)

Other income (expenses), net	$88	$148	$(60)	(41)%
Income taxes	(146)	(157)	11	7

Other income (expenses), net.  Other income (expenses), net fluctuates based on the amount of cash balances available for investment, borrowings under our lines of credit, interest and other expenses related to our equipment borrowings, and any realized gains and losses on investments.  The decrease resulted primarily from lower investment interest rates offset by foreign currency exchange gains.

Income taxes.  For the three months ended June 30, 2004 and 2003, our income tax provision was comprised of federal, state, and foreign taxes.  The federal tax provision represents alternative minimum tax that resulted from certain limitations placed on the utilization net operating losses under the alternative minimum tax system.  The state tax provision consists primarily of the Single Business Tax assessed in Michigan and other miscellaneous franchise taxes.  We have recorded a valuation allowance for the full amount of our net deferred tax assets, including the credit for the alternative minimum tax, as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.  The decrease in income tax expense resulted primarily from lower withholding taxes in the quarter than in prior year.  Income-based withholding taxes are derived from services provided to customers in certain geographies outside of the United States.

Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

Revenues

	For the Six Months Ended June 30,
	2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)

Managed services	$28,180	67%	$27,259	64%	$921	3%
Software	4,705	11	5,616	13	(911)	(16)
Services	9,232	22	9,593	23	(361)	(4)
Total revenues	$42,117	100%	$42,468	100%	$(351)	(1)%

Managed services revenues.

The increase in managed services revenues from the six months ended June 30, 2004 to the six months ended June 30, 2003 primarily resulted from the following:

•                  Revenue from our new contract with GE, which began on July 1, 2003;

•                  Higher nonrecurring project-based work in the first quarter of 2004;

•                  Other new business revenue from customer contracts signed in 2003; primarily offset by

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

Our top five Managed Services customers accounted for 89% and 94% of our managed services revenues in the six months ended June 30, 2004 and 2003, respectively.  Our non-US managed services revenues increased to $7.9 million in the six months ended June 30, 2004 from approximately $6.9 million recognized in the six months ended June 30, 2003.  This increase resulted from new customer contracts in Europe.  The favorable effect on revenues of changes in foreign currency exchange rates between the six months ended June 30, 2003 and 2004 was approximately $431,000 of managed service revenues.  We expect non-US managed services revenues to continue to increase as a percentage of managed services revenues in the future.

Software revenues.

The decrease in revenues resulted primarily from the expiration of a $2.5 million annual license fee from a Japanese customer, the drop-off of fully recognized revenue from perpetual licenses sold in prior years, and maintenance cancellations.  These declines were partially offset by an increase in software revenues from new customers.  Our top five software customers accounted for 21% and 39% of our total software revenues during the six months ended June 30, 2004 and 2003, respectively.

Services revenues.

Our services revenues fluctuate from quarter to quarter based on many factors, such as demand by our customers, the number of billable days in a quarter, utilization, and the number of new software contracts executed in recent quarters.  Historically, less than 30% of our services revenues have been derived from implementation services performed in connection with new software license sales.  The decrease in revenues resulted from less project work from our current install base and implementation services performed for a few customers in the first six months of 2004 that were deferred because we concluded the fees were not fixed or uncertainty existed regarding the collectibility of the fees.  This decrease was partially offset by an increase in revenue from our Trade Management Consulting business.

Our five largest services customers accounted for 54% and 55% of our services revenues in the six months ended June 30, 2004 and 2003, respectively.

Cost of Revenues

	For the Six Months Ended June 30,
	2004		2003
	Amount	Percent of Segment Revenues	Amount	Percent of Segment Revenues	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)

Managed services	$16,154	57%	$14,935	55%	$1,219	8%
Software	1,358	29	1,394	25	(36)	(3)
Services	6,994	76	7,006	73	(12)	—
Total cost of revenues	$24,506	58	$23,335	55	$1,171	5

Cost of managed services revenues.

The cost increase in absolute dollars and as a percentage of managed services revenues was largely due to the additional investment we have made in our Managed Service business and several new contracts with lower profit margins than our earlier contracts and the effect on costs of changes in exchange rates between the quarters.  These costs were partially offset by efficiencies we achieved in our U.S. operations as we migrated from Ford’s technology systems to our own.

Cost of software revenues.

The increase as a percentage of software revenues results from a reduction in our software revenues.

Cost of services revenues.

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

Operating Expenses

	For the Six Months Ended June 30,
	2004		2003
	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)

Sales and marketing	$4,930	12%	$4,546	11%	$384	8%
Research and development	6,024	14	6,036	14	(12)	—
General and administrative	5,777	14	5,473	13	304	6
Depreciation	2,712	6	2,564	6	148	6

Sales and marketing.

The increase in sales and marketing expense primarily resulted from an increase in bad debt expense and severance costs related to our former Vice President of Sales and Marketing.  Costs associated with marketing programs and personnel were also higher when compared to the same period in the prior year.

Research and development.

The decrease in research and development costs was primarily from a decrease in headcount, partially offset by costs associated with the use of technology consultants.

General and administrative.

The increase in general and administrative expense resulted from an increase in corporate insurance costs and an increase in the number of accounting and finance staff and work related to Sarbanes-Oxley compliance.

Depreciation.  The increase resulted from the depreciation of fixed assets we purchased to build the technology infrastructure needed to support our business.  Most of these new assets were acquired to build out our data center.

	For the Six Months Ended June 30,
	2004		2003
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Decrease
	(in thousands)		(in thousands)		(in thousands)

Intangible amortization expense	$477	1%	$1,387	3%	$(910)	(66)%
Stock-based compensation	46	—	645	2	(599)	(93)

Intangible amortization expense.  During the fourth quarter of 2003, we recognized impairment charges of approximately $6.1 million related to intangible assets.  As a result, amortization expense has decreased significantly in 2004.

Stock-based compensation.  Our stock based compensation resulted from options issued to employees prior to our initial public offering in 2000 with exercise prices less than fair value and from options issued to employees in connection with our acquisition of Speedchain in 2001.  The Company records stock based compensation on an accelerated basis.  Because we have not issued options below market value in the past six months or acquired options in connection with an acquisition since the Speedchain acquisition, the expense incurred during the six months ended June 30, 2004 was lower than the expense incurred during the six months ended June 30, 2003.  The deferred compensation balance was zero as of June 30, 2004.

Other Income (Expenses) and Income Taxes

	For the Six Months Ended June 30,
	2004	2003	Increase (Decrease)
	(in thousands)	(in thousands)	(in thousands)

Other income (expenses), net	$196	$336	$(140)	(42)%
Income taxes	(228)	(308)	80	(26)

Other income (expenses), net.  Other income (expenses), net fluctuates based on the amount of cash balances available for investment, borrowings under our lines of credit, interest and other expenses related to our equipment borrowings, and any realized gains and losses on investments.  The decrease resulted primarily from lower investment interest rates offset by foreign currency exchange gains.

Income taxes.  For the six months ended June 30, 2004 and 2003, our income tax provision was comprised of federal, state, and foreign taxes.  The federal tax provision represents alternative minimum tax that resulted from certain limitations placed on the utilization net operating losses under the alternative minimum tax system.  The state tax provision consists primarily of the Single Business Tax assessed in Michigan and other miscellaneous franchise taxes.  We have recorded a valuation allowance for the full amount of our net deferred tax assets, including the credit for the alternative minimum tax, as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.  The decrease in income tax expense resulted primarily from lower withholding taxes in the quarter than in prior year.  Income-based withholding taxes are derived from services provided to customers in certain geographies outside of the United States.

Liquidity and Capital Resources

Obligations

Lines of Credit

We have a term loan, a secured revolving line of credit (Line of Credit), and an equipment line of credit (Equipment Line of Credit) with Comerica Bank.

We paid the remaining term loan balance of approximately $502,000 during the second quarter of 2004.  The balance under the term loan was zero and approximately $1.0 million as of June 30, 2004 and December 31, 2003, respectively.

We may borrow up to $10 million under the revolving line of credit, with a $2.5 million sub-limit for the issuance of letters of credit.  Advances under the revolving line of credit are limited to the lesser of $10 million or 80% of eligible accounts receivable, as defined in the loan agreement.  The revolving line of credit bears interest at the bank’s prime rate (4.25% as of June 30, 2004) and matures in July 2004.  There was no outstanding balance under the revolving line of credit as of June 30, 2004 and December 31, 2003.

In the first and third quarters of 2003, we borrowed approximately $614,000 and $488,000, respectively against the equipment line of credit.  The availability under the Equipment Line of Credit expired in July 2003.  Commencing on July 31, 2003, interest and principal began to be payable in monthly installments on all borrowings made under the equipment line of credit, which matures in full on July 30, 2005.  The outstanding balance and current portion of balance under the Equipment Line of Credit was approximately $552,000 and $490,000 as of June 30, 2004, respectively and $796,000 and $490,000, respectively as of December 31, 2003.  The Equipment Line of Credit has two interest-only payment periods and bears interest at the bank’s prime rate plus 50 basis points (4.75% as of June 30, 2004).

The terms of the revolving line of credit and equipment line of credit require us to comply with several financial covenants, including restrictions and limitations on future indebtedness, sale of assets and material changes in our business.  Through June 30, 2004, we were in compliance with these covenants.

In July 2004, we commenced renegotiation of our existing Line of Credit for $10 million, with a $2.5 million sub-limit for the issuance of letters of credit, and a new equipment term loan for $5 million with Comerica Bank.  The renewed Line of Credit will mature in July 2006 and the new equipment term loan will mature three years from the date of the general equipment or software purchases.  The terms of the renewed Line of Credit, new equipment term loan, and existing Equipment Line of Credit require us to comply with several financial covenants, including restrictions and limitations on future indebtedness, sale of assets and material changes in our business.

Leases

We have various capital leases with 36-month to 48-month repayment periods.  In March 2003, we obtained a new equipment leasing arrangement with a vendor for approximately $886,000.  Amounts borrowed are due over 36 months.  Total capital lease obligations outstanding as of June 30, 2004 and December 31, 2003, were approximately $537,000 and $764,000, respectively.

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

Cash Flows

	For the six Months Ended June 30,
	2004	2003
	(in thousands)	(in thousands)

Cash and cash equivalents and short-term investments, end of period	$56,920	$51,636
Cash and cash equivalents and short-term investments, beginning of period	56,448	56,957
Net increase (decrease) in cash and cash equivalents and short-term investments	$472	$(5,321)

The net increase in cash and cash equivalents and short-term investments for the six months ended June 30, 2004 is primarily due to the following:

•                                       Improved working capital;

•                                       Approximately $2.3 million of capital expenditures; and

•                                       Approximately $502,000 paid towards our Line of Credit.

The net decrease in cash and cash equivalents and short-term investments for the six months ended June 30, 2003 is primarily due to the following:

•                                       $3 million paid for acquisition of subsidiary;

•                                       Significant reduction in accounts payable and accrued expenses; and

•                                       Approximately $610,000 borrowings from credit facility during the period.

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

We incurred net losses of approximately $71.2 million, $11.4 million, $45.8 million, $35.8 million, and $10.5 million in 2003, 2002, 2001, 2000, and 1999, respectively.  Our accumulated deficit as of June 30, 2004 was approximately $256 million.  We believe that the success of our business depends on our ability to increase revenues and to manage our operating expenses.  If our revenues fail to grow at anticipated rates or our operating expenses are not properly managed, we may not be able to achieve or maintain profitability, which would increase the possibility that the value of your investment will decline.  Although we generated positive cash flows from operations in the first half of 2004, in part because we reduced operating expenses, we cannot assure you that we can continue to generate positive cash flows, especially if our revenues do not increase.  As of June 30, 2004, we had cash and short-term investments of $56.9 million.  This is likely to be insufficient to sustain our operations over the long-term if we do not generate positive cash flow from operations over time.

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

In 2003, 2002, and 2001, we derived approximately 64%, 59%, and 67%, respectively, of our total revenues from our top five customers.  During the second quarters of 2004 and 2003, we derived approximately 63% and 65%, respectively, of our total revenues from our top five customers.  During the six months ended June 30, 2004 and 2003, we derived approximately 63% and 66%, respectively, of our total revenues from our top five customers.  For the quarters ended June 30, 2004 and 2003, Ford accounted for 30% and 31%, of total revenues respectively.  For the six months ended June 30, 2004 and 2003, Ford accounted for 31% and 30% of total revenues, respectively.  For the quarters ended June 30, 2004 and 2003, Lucent accounted for 13% and 15%, of total revenues respectively.  For the six months ended June 30, 2004 and 2003, Lucent accounted for 13% and 15% of total revenues, respectively.  We expect this customer concentration to exist for the foreseeable future.  We had no other customer that accounted for greater than 10% of our revenues for the periods noted.  As we continue to expand our relationships with existing Managed Services customers and if we continue to sign large contracts with new customers, each such relationship will be of added significance to us.  Additionally, if we are unable to sign contracts that generate significant revenues, this heavy concentration of customers will persist, which could cause us to become even more dependent on each of our existing large customers.

We also expect to continue to derive a significant portion of our total revenues from Ford, Lucent, and other large customers for at least the next several years.  Some of our agreements permit a customer to terminate for convenience after a specified period of time.  We cannot assure you that we will be able to maintain or renew these agreements.  In July 2004, Visteon Corporation notified us that it will not renew its agreement for Managed Services when it expires on December 31, 2004. If any other significant agreements do not renew, our results of operations and financial condition would be adversely affected.  If we fail to maintain or expand the scope of services provided under these contracts, our revenues from these contracts will decrease.  If we fail to close a significant amount of new business in the second half of 2004, our revenues in 2005 will decrease when compared to 2004.  If we also fail to reduce the expenses of our business to match lower revenues, our net losses may increase and our cash flows could be negatively impacted.

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

During the past few years, some of our clients have changed their business models significantly by outsourcing various business functions or using contract manufacturers.  For example, in 2004, Nortel Networks announced that it intends to outsource its manufacturing operations to International Ltd.  The effects of such changes in our customers’ business models may include a reduction in transaction volumes, as importing and exporting of goods and parts may now occur through third party contract manufacturers and outsourcing companies.  If our customers’ transaction volumes decline significantly and we are unable to add the third-party contract manufacturers and outsourcing companies as customers, our revenues will decline, which would have an adverse impact on our business.

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

During the past 24 months, we have hired three new people into our executive management team and we replaced the individual overseeing our Managed Services operations.  This new management team is responsible for developing a plan to significantly increase sales, improving product quality, gaining market acceptance of our Managed Services offerings, and expanding our global operations.  Our management team must develop and execute upon a sound and appropriate strategy to grow revenues and achieve significant profitability.  If the new management team is unable to develop a sound and appropriate strategy, or if it is unable to execute upon such a strategy, our business will be adversely affected.

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

The market for our Global Trade Management Managed Services and software offerings is a nascent one and the ultimate market size is difficult to quantify.  If companies fail to adopt our offerings, our business will be adversely affected.

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

Although we believe our solutions are currently competitive, the market in which we operate is characterized by early adopters and is rapidly evolving.  We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial resources, name recognition, and other resources, such as international brokers, freight forwarders, logistics companies, and ERP software companies.

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

As of June 30, 2004, our officers, directors, and affiliated entities, together with Ford, beneficially owned approximately 45% of the outstanding shares of our common stock.  This concentration of ownership may delay, deter, or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.  Accordingly, these stockholders collectively may be able to control all matters requiring stockholder approval and, thereby, our management and affairs.  Ford beneficially owns approximately 19% of the outstanding shares of our common stock.  As the single largest stockholder of Vastera, Ford may exercise significant influence over corporate acts requiring stockholder approval, including a merger or sale of Vastera.  Also, so long as Ford holds at least 5% of our common stock, it has the right to appoint a non-voting observer to our board of directors.  Our officers, directors, and affiliated entities, together with Ford, may have interests that differ from your interests, and their decisions may negatively impact our future success..

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

Amounts outstanding under our secured revolving line of credit arrangement expose us to interest rate risk if the prime rate increases.  We had approximately $552,000 in variable rate debt as of June 30, 2004.  Our interest income is sensitive to changes in U.S. interest rates, particularly since the majority of our investments are in short-term instruments.  Due to the short-term nature of our investments, we believe that there is no material risk exposure.  We do not hold or issue derivative securities, derivative commodity instruments, or other financial instruments for trading purposes.  Therefore, no quantitative tabular disclosures are required.

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

There have been no changes in our internal controls over financial reporting that occurred during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1:                   Legal Proceedings

We are periodically a party to disputes arising from normal business activities.  In our opinion, resolution of these matters will not have a materially adverse effect upon our financial condition or our future operating results.

On March 14, 2001, Expeditors International of Washington, Inc. and Expeditors Tradewin, L.L.C. (collectively “Expeditors”) filed suit against us in the United States District Court for the Eastern District of Michigan, Southern Division primarily alleging that we misappropriated certain of Expeditors’ trade secrets in connection with our acquisition of Ford’s customs operations, by utilizing systems and business processes that Expeditors assisted in developing for Ford and through our employee hiring practices.  In connection with our acquisition of Ford’s customs operations, Ford agreed to indemnify us for intellectual property infringement claims, and Ford is currently indemnifying us in connection with this litigation.  Although Ford is obligated to indemnify us of claims of intellectual property infringement arising from the property we acquired from it, Ford is not obligated to indemnify us for legal fees arising from any claims that pertained solely to our acts, upon which certain of the claims asserted in this matter were based. Trial in this matter commenced on July 15, 2004.  On August 4, 2004, the jury found in favor of Vastera.

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

Item 2:                   Changes in Securities and Use of Proceeds

None.

Item 3:                   Defaults Upon Senior Securities

None.

Item 4:                   Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 5, 2004.  At this meeting, the following individuals were re-elected to the Board of Directors:

Terms expiring in 2007	Affirmative Votes	Votes Withheld
Richard H. Kimball	39,463,962	128,171
Richard A. Lefebvre	39,471,780	120,353
Walter C. Arzonetti	39,501,613	90,520

The following additional proposal was approved at our Annual Meeting of Stockholders:

	Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes

Ratification of the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004	39,452,946	137,187	2,000	—

Item 5:                   Other Information

None.

Item 6:                   Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(a)	Exhibits.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the President and Chief Executive Officer, dated August 6, 2004.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated August 6, 2004.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the President and Chief Executive Officer, dated August 6, 2004.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated August 6, 2004.

(b)	Reports on Form 8-K.

On April 22, 2004, we filed a Form 8-K furnishing a press release that announced our financial results for the three months ended March 31, 2004 and presenting certain other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Dulles, Virginia on August 6, 2004.

VASTERA, INC.

By:	/s/ Maria Henry
Maria Henry,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Kevin M. Boyce
Kevin M. Boyce,
Vice President, Finance and Corporate Controller (Principal Accounting Officer)

EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the President and Chief Executive Officer, dated August 6, 2004.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated August 6, 2004.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the President and Chief Executive Officer, dated August 6, 2004.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated August 6, 2004.