Form 10-Q
period 2004-09-30
VASTERA INC
filed 2004-11-08
CIK 1075056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

As of November 4, 2004 there were 42,260,253 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VASTERA, INC.

TABLE OF CONTENTS

PART I -FINANCIAL INFORMATION (UNAUDITED)

Item 1:	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3:	Qualitative and Quantitative Disclosures About Market Risk
Item 4:	Controls and Procedures

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings
Item 2:	Changes in Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1:                   Financial Statements

VASTERA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,527	$16,046
Short-term investments	36,087	40,402
Accounts receivable, net of allowance for doubtful accounts of $1,111 and $994, respectively	18,584	17,599
Prepaid expenses and other current assets	4,252	4,212
Total current assets	78,450	78,259
Property and equipment, net	9,542	10,806
Intangible assets, net	1,033	1,863
Goodwill	5,044	5,044
Deposits and other assets	964	1,292

Total assets	$95,033	$97,264

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit and capital lease obligations, current	$745	$1,867
Accounts payable	916	921
Accrued expenses	6,721	5,260
Accrued compensation and benefits	3,700	3,452
Deferred revenue, current	11,220	9,451
Total current liabilities	23,302	20,951
Long-term liabilities:
Line of credit and capital lease obligations, net of current portion	149	698
Deferred revenue, net of current portion	1,330	2,393
Total liabilities	24,781	24,042
Commitments and contingencies (See Note 6)

Stockholders’ equity:
Common stock, $0.01 par value; 100,000 shares authorized; 42,023 and 41,745 shares issued and outstanding, respectively	420	417
Additional paid-in capital	328,101	327,234
Accumulated other comprehensive loss	(1,021)	(715)
Deferred compensation	—	(46)
Accumulated deficit	(257,248)	(253,668)

Total stockholders’ equity	70,252	73,222
Total liabilities and stockholders’ equity	$95,033	$97,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Managed services revenues	$13,740	$14,084	$41,920	$41,343
Software revenues	2,639	2,936	7,344	8,552
Services revenues	5,432	4,675	14,664	14,268
Total revenues	21,811	21,695	63,928	64,163

Cost of revenues:
Cost of managed services revenues	8,403	7,553	24,557	22,488
Cost of software revenues	758	716	2,116	2,110
Cost of services revenues	3,828	3,421	10,822	10,427

Operating expenses:
Sales and marketing	2,531	2,290	7,461	6,836
Research and development	3,187	2,954	9,211	8,990
General and administrative	2,922	2,663	8,699	8,136
Depreciation	1,353	1,281	4,065	3,845
Intangible amortization expense	135	719	612	2,106
Stock-based compensation	—	189	46	834
Total operating expenses	10,128	10,096	30,094	30,747

Loss from operations	(1,306)	(91)	(3,661)	(1,609)
Other income, net	168	112	364	448
Loss before income taxes	(1,138)	21	(3,297)	(1,161)
Income taxes	(55)	(150)	(283)	(458)

Net loss	$(1,193)	$(129)	$(3,580)	$(1,619)

Basic and diluted net loss per common share	$(0.03)	$(0.00)	$(0.09)	$(0.04)

Weighted-average common shares outstanding	42,009	41,374	41,834	40,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,580)	$(1,619)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	46	834
Depreciation and intangible amortization expense	4,677	5,951
Provision for allowance for doubtful accounts	454	171
Amortization of revenue discounts related to customer contracts	230	235
Amortization of capitalized internal-use software costs	545	335
Asset disposal	96	—
Changes in operating assets and liabilities:
Accounts receivable	(1,426)	(1,056)
Prepaid expenses and other current assets	(146)	(1,067)
Deposits and other assets	449	(602)
Accounts payable and accrued expenses	1,368	(5,856)
Accrued compensation and benefits	270	1,833
Deferred revenue	759	(112)
Net cash provided by (used in) operating activities	3,742	(953)

Cash flows from investing activities:
Acquisition of subsidiaries	—	(3,000)
Net (purchases) sales of short-term investments	4,168	457
Acquisition of property and equipment	(3,330)	(2,208)
Net cash provided by (used in) investing activities	838	(4,751)

Cash flows from financing activities:
Proceeds from the exercise of stock options and issuance of stock for the employee stock purchase plan	870	3,147
Principal payments on long-term debt	(1,671)	(2,027)
Proceeds from equipment line of credit	—	1,102
Net cash provided by (used in) financing activities	(801)	2,222
Effect of foreign currency exchange rate changes on cash and cash equivalents	(298)	180
Net increase (decrease) in cash and cash equivalents	3,481	(3,302)
Cash and cash equivalents, beginning of period	16,046	23,696
Cash and cash equivalents, end of period	$19,527	$20,394

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

Services Revenues

Services revenues are derived from software implementation, Trade Management Consulting, and training services.  Services are performed on a time and materials basis or under fixed price arrangements.  Revenues on time and materials contracts are recognized based on fixed billable rates for hours delivered, and revenues on fixed priced contracts and are recognized as the services are performed, using the percentage of completion method of accounting based on the ratio of costs incurred to total estimated costs to be incurred.  Losses on fixed price arrangements are recognized when known.

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

Cost of managed services revenues consist of the cost of salaries and related expenses, reimbursed expenses to Ford for our Managed Services organization, and the amortization of capitalized internal use software costs related to the implementation and integration of the Company’s trade management platform to the Managed Services operation.

Cost of software revenues includes royalties owed to third parties for technology products integrated into the Company’s software products, as well as the cost of salaries and related expenses for the software customer support organization.

Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting and training services provided to clients, as well as the cost of third parties contracted to provide either implementation services or Trade Management Consulting to the Company’s clients.

Internal Use Software

In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs associated with the implementation and integration of its trade management platform to its Managed Services operations.  The Company capitalized approximately $253,000 and $111,000 of direct labor costs in the third quarters of 2004 and 2003, respectively, and $619,000 and $395,000 in the nine months ended September 30, 2004 and 2003, respectively, related to certain capitalizable tasks including the technical design, system configuration and testing phases of the integration process.  Judgment is involved in determining which development tasks associated with the platform integration are capitalizable pursuant to SOP 98-1.  These costs are amortized as costs of managed services revenues over three years and amortization commences upon the completion of the integration to the Vastera platform.  Total amortization expense in the three months and nine months ended September 30, 2004 was approximately $209,000 and $545,000, respectively.  Total amortization expense in the three months and nine months ended September 30, 2003 was approximately $115,000 and $335,000, respectively.  Net capitalized costs as of September 30, 2004 and December 31, 2003 was approximately $1.8 million and $1.7 million, respectively.

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

As of September 30, 2004 and December 31, 2003, Ford Motor Company accounted for 26% and 25%, respectively, of total accounts receivable.  As of September 30, 2004 and December 31, 2003, Lucent Technologies accounted for 12% and 7%, respectively, of total accounts receivable.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted net loss per common share includes the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.  As of September 30, 2004 and December 31, 2003, options to purchase approximately 7,645,000 and 8,436,000 shares of common stock were outstanding, respectively.  Due to the anti-dilutive effect of the options, they have been excluded from the calculation of weighted-average shares for diluted earnings per share.  As a result, the basic and diluted loss per share amounts are identical.

Comprehensive Income (Loss)

As of September 30, 2004 and December 31, 2003, accumulated other comprehensive loss includes unrealized gains and losses on investments and foreign currency translation adjustments.  As of September 30, 2004 and December 31, 2003, accumulated net unrealized (loss) gain on available for sale investments was approximately $(40,000) and $107,000, respectively.  As of September 30, 2004 and December 31, 2003, accumulated foreign currency translation adjustment was a loss of approximately $981,000 and $822,000, respectively.

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

Stock Options

The Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.  The

Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Plans.  No options with exercise prices that were less than fair value were granted during the nine months ended September 30, 2004 and 2003.  The Company had deferred compensation balances from options issued prior to 2001.  The deferred compensation was recognized over the vesting period of the related options using an accelerated method.  The Company recognized compensation expense during the first nine months of 2004 and 2003 of approximately $46,000 and $834,000, respectively.  As of September 30, 2004, all deferred compensation has been recognized.

Had compensation expense for the Company’s 1996 Plan, 2000 Plan and Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss applicable to common stockholders, as reported	$(1,193)	$(129)	$(3,580)	$(1,619)
Add: stock-based compensation included in net loss, net of tax	—	189	46	834
Deduct: stock-based compensation determined under the fair value method for all awards, net of tax	(1,466)	(1,870)	(6,375)	(13,510)
Net loss, pro forma	$(2,659)	$(1,810)	$(9,909)	$(14,295)
Pro forma net loss per common share	$(0.06)	$(0.04)	$(0.24)	$(0.35)

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

As of September 30, 2004 and December 31, 2003, the balance of the restructuring reserve was approximately $22,000 and $112,000, respectively.  The Company paid approximately $30,000 and $137,000 of these costs during the third quarters of 2004 and 2003, respectively.  The Company paid approximately $90,000 and $714,000 of these costs during the nine months ended September 30, 2004 and 2003, respectively.  The Company expects to pay out the remainder of the restructuring reserve in 2004.

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

The Company paid the remaining term loan balance during 2004.  The balance under the term loan was zero and approximately $1.0 million as of September 30, 2004 and December 31, 2003, respectively.

The Company may borrow up to $10.0 million under the Line of Credit, with a $2.5 million sub-limit for the issuance of letters of credit.  Advances under the Line of Credit are limited to the lesser of $10 million or 80% of eligible accounts receivable, as defined in the loan agreement.  The Line of Credit bears interest at the bank’s prime rate (4.75% as of September 30, 2004).  The Line of Credit matured in July 2004.  There were no outstanding balances under the Line of Credit as of December 31, 2003.

In the first and third quarters of 2003, the Company borrowed approximately $614,000 and $488,000, respectively, against the Equipment Line of Credit.  The availability under the Equipment Line of Credit expired in July 2003.  Commencing on July 31, 2003, interest and principal began to be payable in monthly installments on all borrowings made under the Equipment Line of Credit.

In July 2004, the Company renewed  its existing Line of Credit for $10 million, with a $2.5 million sub-limit for the issuance of letters of credit, and a new equipment line of credit for $5 million with Comerica Bank.  The renewed Line of Credit will mature in July 2006 and the renewed equipment line of credit will mature three years from the date of the general equipment or software purchases.  The outstanding balance and current portion of balance under the Equipment Line of Credit was approximately $430,000 as of September 30, 2004, and $796,000 and $490,000, respectively, as of December 31, 2003.  The renewed Equipment Line of Credit has two interest-only payment periods and bears interest at the bank’s prime rate plus 50 basis points (5.25% as of September 30, 2004).

The terms of the renewed Line of Credit and the renewed Equipment Line of Credit require the Company to comply with several financial covenants, including restrictions and limitations on future indebtedness, sale of assets and material changes in the Company’s business.  Through September 30, 2004, the Company was in compliance with the covenants of the its credit facility.

Capital Lease Obligations and Other

The Company leases office equipment under various non-cancelable capital leases.  Amounts borrowed under the equipment leasing arrangement are due over 36- to 48-month repayment periods.  As of September 30, 2004 and December 31, 2003, capital lease obligations outstanding were approximately $464,000 and $764,000, respectively.  Approximately $315,000 and $372,000 of the capital lease obligation balance was current as of September 30, 2004 and December 31, 2003, respectively.  Property and equipment includes approximately $925,000 of equipment under capital lease arrangements at September 30, 2004 and December 31, 2003.  Related accumulated depreciation was approximately $478,000 and $247,000 at September 30, 2004 and December 31, 2003, respectively.

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

On March 14, 2001, Expeditors International of Washington, Inc. and Expeditors Tradewin, L.L.C. (collectively “Expeditors”) filed suit against the Company in the United States District Court for the Eastern District of Michigan, Southern Division primarily alleging that the Company misappropriated certain of Expeditors’ trade secrets in connection with its acquisition of Ford’s customs operations, by utilizing systems and business processes that Expeditors assisted in developing for Ford and through its employee hiring practices. In connection with its acquisition of Ford’s customs operations, Ford agreed to indemnify the Company for intellectual property infringement claims, and Ford indemnified the Company in connection with this litigation.  Although Ford is obligated to indemnify the Company of claims of intellectual property infringement arising from the property the Company acquired from it, Ford is not obligated to indemnify the Company for legal fees arising from any claims that pertained solely to the Company’s acts, upon which certain of the claims asserted in this matter were based.  Trial in this matter commenced on July 15, 2004.  On August 4, 2004, the jury found in favor of Vastera.  In October 2004, Expeditors, the Company, and Ms. Jennifer Sharkey, a Vastera employee named as a co-defendant, mutually agreed to waive all rights to an appeal in this matter.

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

The following table summarizes the Company’s three segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Managed services	$13,740	$14,084	$41,920	$41,343
Software	2,639	2,936	7,344	8,552
Services	5,432	4,675	14,664	14,268
Total revenues	21,811	21,695	63,928	64,163

Gross Profit:
Managed services	5,337	6,531	17,363	18,855
Software	1,881	2,220	5,228	6,442
Services	1,604	1,254	3,842	3,841
Gross profit	8,822	10,005	26,433	29,138

Net loss:
Unallocated expense	(10,128)	(10,096)	(30,094)	(30,747)
Interest income	182	158	480	591
Interest and other expense	(14)	(46)	(116)	(143)
Income tax	(55)	(150)	(283)	(458)
Net loss	$(1,193)	$(129)	$(3,580)	$(1,619)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
United States	$16,414	$15,970	$48,522	$47,720
Other North America	2,369	2,547	6,864	7,253
Europe	1,927	1,876	6,326	5,705
Other international regions	1,101	1,302	2,216	3,485
Total revenues	$21,811	$21,695	$63,928	$64,163

The Company’s tangible long-lived assets were located as follows (in thousands):

	September 30, 2004	December 31, 2003
	(unaudited)
United States	$8,045	$9,590
Other North America	656	826
Europe	546	202
Other international locations	295	188
Total long-lived assets	$9,542	$10,806

Significant Customers

For the quarters ended September 30, 2004 and 2003, the Company derived approximately 60% and 65%, respectively, of its total revenues from the Company’s top five customers.  For the nine months ended September 30, 2004 and 2003, the Company derived approximately 63% and 66%, respectively, of its total revenues from the Company’s top five customers.  For the quarters ended September 30, 2004 and 2003, Ford accounted for 30% of total revenues.  For the nine months ended September 30, 2004 and 2003, Ford accounted for 30% of total revenues.  For the quarters ended September 30, 2004 and 2003, Lucent accounted for 12% and 14% of total revenues respectively.  For the nine months ended September 30, 2004 and 2003, Lucent accounted for 13% and 15% of total revenues respectively.

8.                                      Transactions with Ford Motor Company:

On August 29, 2000, the Company acquired Ford’s global customs import operations and merged Ford’s global customs import operations into its Managed Services operations.  Ford received 8,000,000 shares of the Company’s common stock valued at approximately $79.2 million in consideration at the time of the transaction.  As of September 30, 2004, Ford owned 8,000,000 shares or approximately 19% of the Company.

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

For the quarters ended September 30, 2004 and 2003, Ford accounted for 30%, of total revenues.  For the nine months ended September 30, 2004 and 2003, Ford accounted for 30% of total revenues.  As of September 30, 2004 and December 31, 2003, Ford accounted for 26% and 25%, respectively, of total accounts receivable.

The Company reimburses Ford for expenses incurred by Ford for the use of its facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology.  For the quarters ended September 30, 2004 and 2003, Ford charged the Company approximately $900,000 and $1.2 million, respectively.  For the nine months ended September 30, 2004 and 2003, Ford charged the Company approximately $3.0 million and $5.1 million, respectively.  In 2003, these payments began to decrease as the Company began deploying its own technology in North America.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of managed services revenues	$—	$5	$1	$23
Cost of software revenues	—	1	—	4
Cost of services revenues	—	26	6	117
Sales and marketing	—	76	19	334
Research and development	—	18	4	81
General and administrative	—	63	16	275
Total stock-based compensation	$—	$189	$46	$834

10.                               Supplemental Information:

Cash Flow Information

Cash paid for interest was approximately $79,000 and $120,000 for the nine months ended September 30, 2004 and 2003, respectively.  Noncash activities were as follows (in thousands):

	Nine Months Ended September 30,
	2004	2003
	(unaudited)	(unaudited)
Increase in capital lease obligations	$—	$921
Issuance of common stock and stock options in acquisitions	—	312
Assumed liabilities, transaction costs and other, net of tangible assets and deferred revenue acquired in acquisitions	—	(214)

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

Overview

Vastera is the worldwide leader in solutions for Global Trade Management.  We are an international company with a presence in 14 countries, serving an international client base that utilizes our solutions to manage trade worldwide.  Our solutions have been designed to enable our clients to manage efficiently and effectively the information flows associated with the cross border movement of goods and comply with the myriad of rules and regulations to which global trade is subject.

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

During the last seven quarters, we experienced a significant slowing in the rate at which we added new business, reflected by an extended average sales cycle and sales of Managed Services and software at lower than expected levels.  Total revenues during this period demonstrated only modest growth, especially when compared to the revenue growth rates we experienced in 2001 and 2002.  Total sales of Managed Services and software for 2003 and the first nine months of 2004 were lower than expected and considerably lower than what we achieved in the prior three years.  We expect that our total 2004 revenues will be below our 2003 revenue level, and revenues in future periods may not increase above 2003 and 2004 levels until such time as we can accelerate the rate of our sales growth.  We also expect our revenues in 2005 will decrease when compared to 2004.

In 2003, we implemented several expense reduction activities to help offset the lack of aggregate revenue growth and achieve profitability targets.  We expected that these cost reduction actions would be short in duration.  Moreover, we expected to return to normalized spending levels once new sales reached established targets.  We did not, however, achieve our anticipated sales levels and, accordingly, the desired outcome was not achieved.  The expense reduction actions taken in 2003 have slowed our progress in sales and marketing, product development and Managed Services operations.  To satisfy customer expectations for product quality better, we increased spending on operating expenses in 2004, primarily in research and development and sales and marketing.  Additionally, to serve our Managed Services customers better we increased spending on our Managed Services operations in 2004, which resulted in a reduction in managed services gross margins.  These increased investments reduced our cash generated from operations and increased our net losses.  We continually assess the level of investment in our business and we expect to decrease our level of investments over time, consistent with the needs of our changing market.  We believe our level of investments in our business will be one of the contributing factors to when we become profitable and generate cash.

We expect the gross margin in our Managed Services business to decline in the near term.  The loss of the Visteon revenue in January 2005 will negatively impact our margin.  Over the longer term, we expect to realize productivity improvements from our investment in our infrastructure.  As we enter into large multi-year Managed Services agreements in new industry sectors or new geographic regions that require significant investments in the related infrastructure, the costs associated with these Managed Services agreements may be greater in the initial year, and in certain circumstances exceed the revenue recognized in the initial year, than in the later years, when we realize productivity improvements from these infrastructure investments.  There is offsetting pressure to the anticipated productivity benefits from price pressure in our marketplace. In addition, our large managed services customers expect to share in the cost reductions achieved through our efficiency gains.  Consequently, the long-term gross margins of our business are difficult to predict, but we expect them to be lower than those we anticipated when we first established our managed services business model.

Our management team is currently reviewing the level of investment we make in each of our product and services lines of business and geographic areas of presence.  We are streamlining our product and services lines and consolidating and reorganizing our geographic locations and will continue doing so to align the level of our investments with the lower margin rates we anticipate achieving.  In doing so, we anticipate incurring costs associated with exiting contractual relationships and terminating personnel.  Although management does not currently believe such costs will be material, we cannot yet quantify them or the effects these actions may have on future revenues.

In July 2004, Visteon Corporation notified us that it will not renew its agreement for Managed Services when it expires on December 31, 2004.  We have provided outsourced global trade management services to Visteon throughout North America since 2000.  Vastera and Visteon are currently working through a transition period.  We expect to recognize 2004 revenues of approximately $6 million associated with the Visteon contract.  Additionally, revenue derived from other large customer contracts may change as we renew these contracts.  We expect our revenue in 2005 will decrease when compared to 2004.  We anticipate the amount of new business closed in 2004 will not offset the loss of the Visteon contract.  If we also fail to reduce the expenses of our business to match lower revenues, our net losses may increase and our cash flows could be negatively impacted.

Relationship with Ford Motor Company

On August 29, 2000, we acquired Ford’s global customs import operations and merged Ford’s global customs import operations into our Managed Services operations.  Ford received 8,000,000 shares of our common stock valued at approximately $79.2 million in consideration at the time of the transaction.  As of September 30, 2004, Ford owned 8,000,000 shares or approximately 19% of our common stock.

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

We are currently reviewing with Ford U.S. the scope of services we perform and the associated fees charged for these services.  As part of this review, effective June 1, 2004, we agreed to reduce the managed services fees charged to Ford U.S. by approximately $500,000 on an annual basis.  Additionally, in September 2004, we agreed with Ford to share some of the cost savings we obtain from achieving additional efficiencies in our European operations.  We have agreed with Ford that it shall obtain the benefit of such cost savings in the form of reduced managed services fees if and when any such efficiencies are achieved.

For the quarters ended September 30, 2004 and 2003, Ford accounted for 30%, of total revenues.  For the nine months ended September 30, 2004 and 2003, Ford accounted for 30% of our total revenues.  As of September 30, 2004 and December 31, 2003, Ford accounted for 26% and 25%, respectively, of total accounts receivable.

We reimburse Ford for expenses incurred by Ford for the use of its facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology.  For the quarters ended September 30, 2004 and 2003, Ford charged us approximately $900,000 and $1.2 million, respectively.  For the nine months ended September 30, 2004 and 2003, Ford charged us approximately $3.0 million and $5.1 million, respectively.  In 2003, these payments began to decrease as we began deploying our own technology in North America.

Lucent

In August 2001, we entered into a five-year agreement with Lucent Technologies to manage Lucent’s global trade operations in the United States.  Subsequently, we expanded our relationship with Lucent by assuming responsibility for administering and managing Lucent’s global trade operations in other countries in North America, Europe, Brazil, and China.  For the quarters ended September 30, 2004 and 2003, Lucent accounted for 12% and 14%, of total revenues respectively.  For the nine months ended September 30, 2004 and 2003, Lucent accounted for 13% and 15%, of total revenues, respectively.

Lucent’s current agreement is transaction based with minimums which step-down annually.  Historically, Lucent’s transaction volumes have been below the minimum threshold, and therefore our revenue from the Lucent contract has declined.  The annualized step-down from 2003 to 2004 was approximately $2.2 million of revenue.  In August 2004, and thereafter, Lucent will be able to terminate the agreement for convenience by providing us with six months advance notice.  We are in the process of negotiating an extension to the agreement.

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

Services Revenues

Services revenues are derived from implementation, Trade Management Consulting, and training services.  Services are performed on a time and materials basis or under fixed price arrangements.  Revenues on time and materials contracts are billed and recognized based on fixed billable rates for hours delivered, and revenues on fixed priced contracts are recognized as the services are performed, using the percentage of completion method of accounting based on the ratio of costs incurred to total estimated costs to be incurred.  Losses on fixed price arrangements are recognized when known.

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

Management’s Disclosure of Non-GAAP Financial Measures

From time to time, management makes public disclosures, other than in our SEC filings on Form 10-Q or Form 10-K, of certain financial measures such as pro forma earnings (loss) and EBITDA, as adjusted (as defined below), that are not considered

GAAP financial measures.  On October 21, 2004, we issued an earnings press release and included it as an exhibit to a Form 8-K we filed with the SEC the same day.  This press release contained reconciliations of pro forma earnings (loss) and EBITDA, as adjusted, to our reported net loss.

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

Comparison of the Quarter Ended September 30, 2004 to the Quarter Ended September 30, 2003

Revenues

							Future
	For the Three Months Ended September 30,						Expected
	2004		2003				% of
	Amount	Percent of Total	Amount	Percent of Total	Increase (Decrease)		Total Revenue
	(in thousands)		(in thousands)		(in thousands)

Managed services	$13,740	63%	$14,084	65%	$(344)	(2)%	65-70%
Software	2,639	12	2,936	13	(297)	(10)	10-15
Services	5,432	25	4,675	22	757	16	15-20
Total revenues	$21,811	100%	$21,695	100%	$116	1%

Managed services revenues.  We derive managed services revenues from agreements that provide for transaction or service fees based on our performance of Managed Services.

The decrease in managed services revenues for the three months ended September 30, 2004 from the three months ended September 30, 2003 primarily resulted from the following:

•                  A reduction in revenue from the effect of Lucent and a few other contract transaction minimum step-downs in 2003 because, in some of our transaction-based managed service contracts, the minimum number of guaranteed transactions declines over time.  To the extent the minimum volumes step-down over time and the customer transaction volumes are below the minimum, our revenues decrease over that time period: offset by;

•                  Other new business revenue from customer contracts signed since the third quarter of 2003.

Our top five Managed Services customers accounted for 90% and 91% of our managed services revenues in the quarters ended September 30, 2004 and 2003, respectively.  Our non-US managed services revenues increased to $4.0 million in the third quarter of 2004 from approximately $3.6 million recognized in the third quarter of 2003.  This increase resulted from new customer contracts in Europe.  The favorable effect on revenues of changes in foreign currency exchange rates between the quarters ended September 30, 2004 and 2003was approximately $103,000.  We expect non-US managed services revenues to continue to increase as a percentage of managed services revenues in the future as we grow our international business.

In 2004, we expect revenues on a few of our customer contracts to decrease due to reductions in the base minimum fees associated with the step-down in the minimum number of transactions in those contracts.  We estimate between approximately

$2.0 million and $3.0 million of reduced revenues from these contracts in 2004 compared to 2003.  Additionally, revenue derived from large customer contracts may change as we renew these contracts.  If we fail to maintain or expand the scope of services provided under these contracts, our revenues from these contracts will decrease.  We also expect our revenues in 2005 will decrease when compared to 2004.  We anticipate that the amount of new business closed in 2004 will not offset the loss of the Visteon contract.

Software revenues.  Software revenues consist of term license revenues, perpetual software license revenues, maintenance revenues, and transaction-based revenues.

The decrease in revenues resulted primarily from the expiration of a $2.5 million annual license fee from a Japanese customer, the drop-off of fully recognized revenue from perpetual licenses sold in prior years, and maintenance cancellations.  These declines were partially offset by an increase in software revenues from new customers.  Our top five software customers accounted for 28% and 37% of our total software revenues during the three months ended September 30, 2004 and 2003, respectively.

We expect 2004 software revenues to decrease compared to 2003 because new business will not offset the expiration of the $2.5 million per year license fee in January 2004 from a Japanese customer and the drop-off of revenues from perpetual licenses.

Services revenues.  We derive services revenues from the implementation of software for our customers, management consulting, and training services.

Our services revenues fluctuate from quarter to quarter based on many factors, such as demand by our customers, the number of billable days in a quarter, utilization, and the number of new software contracts executed in recent quarters.  Historically, less than 30% of our services revenues have been derived from implementation services performed in connection with new software license sales.  The increase in revenues was driven by our Trade Management Consulting business, increased implementation project work from a few customers, and the recognition of approximately $300,000 of revenue that had been deferred in prior quarters because we concluded the fees were not fixed or uncertainty existed regarding the collectibility of the fees.

Our five largest services customers accounted for 61% and 54% of our services revenues for the quarters ended September 30, 2004 and 2003, respectively.

Because the third quarter results were better than we anticipated, 2004 services revenue will be higher than 2003 services revenue.

Cost of Revenues

	For the Three Months Ended September 30,
	2004		2003
	Amount	Percent of Segment Revenues	Amount	Percent of Segment Revenues	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)

Managed services	$8,403	61%	$7,553	54%	$850	11%
Software	758	29	716	24	42	6
Services	3,828	70	3,421	73	407	12
Total cost of revenues	$12,989	60	$11,690	54	$1,299	11

Cost of managed services revenues.  Cost of managed services revenues consist of salaries and related expenses, reimbursed expenses to Ford for our Managed Services organization and amortization of capitalized internal use software costs related to implementation and integration of our trade management platform to our Managed Services operation.

The cost increase in absolute dollars and as a percentage of managed services revenues was largely due to the additional investment we have made in our Managed Services business and several new contracts with lower profit margins than our earlier contracts and the effect on costs of changes in exchange rates between the quarters.  These costs were partially offset by efficiencies we achieved in our U.S. operations as we migrated from Ford’s technology systems to our own.  We expect the cost of managed services revenues as a percentage of managed services revenues to increase on a quarterly basis for the foreseeable future due to the Lucent transaction minimum step-down and the loss of the Visteon contract.

Cost of software revenues.  Cost of software revenues includes royalties owed to third parties for technology products integrated into our software products, as well as the cost of salaries and related expenses for our software customer support organization.

The increase as a percentage of software revenues results from a reduction in our software revenues.  We expect the cost of software revenues as a percentage of software revenues to be relatively constant in absolute dollars on a quarterly basis in the foreseeable future.

Cost of services revenues.  Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting and training services provided to clients, as well as the cost of third parties contracted to provide either implementation services or Trade Management Consulting to our clients.

From quarter to quarter as customer demand fluctuates, the cost of services revenues will fluctuate based on actions we take to align our personnel capacity with demand, such as changes in our use of subcontractors, delays or accelerations of hiring personnel and the temporary deployment of resources to or from other business segments.  The increase in cost of services revenues over prior year is driven by an increase in personnel and other resource costs.

We expect the cost of services to fluctuate relative to services revenues in 2004 on a quarterly basis, but remain relatively consistent on a percentage of services revenues basis for the year.

Operating Expenses

	For the Three Months Ended September 30,
	2004		2003
	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)

Sales and marketing	$2,531	12%	$2,290	11%	$241	11%
Research and development	3,187	15	2,954	14	233	8
General and administrative	2,922	13	2,663	12	259	10
Depreciation	1,353	6	1,281	6	72	6

Sales and marketing.  Sales and marketing expense consists primarily of salaries and commissions earned by sales and marketing personnel, public relations, trade shows and travel expenses related to both promotional events and direct sales efforts.

The increase in sales and marketing expense resulted from an increase in personnel expense, marketing programs, and bad debt expense.  We expect sales and marketing expense to remain constant in absolute dollars on a quarterly basis, and higher in 2004 compared to 2003 due to the investment we made in 2004.

Research and development.  Research and development expense consists primarily of salaries, benefits, and equipment for personnel who develop and support software for external sale and use in our Managed Services business.

The increase in research and development costs was primarily from costs associated with the use of subcontractors, which were not incurred in the prior period.  We anticipate research and development expense to be slightly higher in 2004 compared to 2003.

General and administrative.  General and administrative expense consists primarily of salaries, benefits, outside accounting, legal, insurance fees and related costs for executive, finance, legal, human resources, administrative and information services personnel.

The increase in general and administrative expense resulted from an increase in corporate insurance costs and an increase in the number of accounting and finance staff and work related to Sarbanes-Oxley compliance.  We expect general and administrative expense to increase slightly in 2004 compared to 2003 when we further expand our operations in Europe and Asia.

Depreciation.  The increase resulted from the depreciation of fixed assets we purchased to build the technology infrastructure needed to support our business.  Most of these new assets were acquired to build out our data center.  We expect our depreciation expense to continue increasing in absolute dollars in 2004 as we continue to invest in our infrastructure.  However, since we are currently investing in capital equipment and software at a level below our current depreciation level, we expect depreciation to decrease over time.

	For the Three Months Ended September 30,
	2004		2003
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Decrease
	(in thousands)		(in thousands)		(in thousands)

Intangible amortization expense	$135	1%	$719	3%	(584)	(81)%
Stock-based compensation	—	—	189	1	(189)	(100)

Intangible amortization expense.  During the fourth quarter of 2003, we recognized impairment charges of approximately $6.1 million related to intangible assets.  As a result, amortization expense has decreased significantly in 2004.

Stock-based compensation.  Our stock based compensation resulted from options issued to employees prior to our initial public offering in 2000 with exercise prices less than fair value and from options issued to employees in connection with our acquisition of Speedchain in 2001.  There was no stock based compensation during the quarter ended September 30, 2004 as prior amounts were amortized over the related vesting period.

Other Income (Expenses) and Income Taxes

	For the Three Months Ended September 30,
	2004	2003	Increase (Decrease)
	(in thousands)	(in thousands)	(in thousands)

Other income (expenses), net	$168	$112	$56	50%
Income taxes	(55)	(150)	(95)	(63)

Other income (expenses), net.  Other income (expenses), net fluctuates based on the amount of cash balances available for investment, borrowings under our lines of credit, interest and other expenses related to our equipment borrowings, and any realized gains and losses on investments.  The increase resulted primarily from higher interest income and lower interest expense.

Income taxes.  For the three months ended September 30, 2004 and 2003, our income tax provision was comprised of federal, state, and foreign taxes.  The federal tax provision represents alternative minimum tax that resulted from certain limitations placed on the utilization net operating losses under the alternative minimum tax system.  The state tax provision consists primarily of the Single Business Tax assessed in Michigan and other miscellaneous franchise taxes.  We have recorded a valuation allowance for the full amount of our net deferred tax assets, including the credit for the alternative minimum tax, as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.  The decrease in income tax expense resulted primarily from lower federal taxes and withholding taxes in the quarter than in prior year.  Income-based withholding taxes are derived from services provided to customers in certain geographies outside of the United States.

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

Revenues

	For the Nine Months Ended September 30,
	2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)

Managed services	$41,920	66%	$41,343	65%	$577	1%
Software	7,344	11	8,552	13	(1,208)	(14)
Services	14,664	23	14,268	22	396	3
Total revenues	$63,928	100%	$64,163	100%	$(235)	0%

Managed services revenues.

The increase in managed services revenues from the nine months ended September 30, 2004 to the nine months ended September 30, 2003 primarily resulted from the following:

•                  Revenue from our new contract with GE, which began on July 1, 2003;

•                  Higher nonrecurring project-based work in the first quarter of 2004;

•                  Other new business revenue from customer contracts signed in 2003; primarily offset by

•                  A reduction in revenue from the effect of Lucent and a few other contract transaction minimum step-downs in 2003 because, in some of our transaction-based managed service contracts, the minimum number of guaranteed transactions declines over time.  To the extent the minimum volumes step-down over time and the customer transaction volumes are below the minimum, our revenues decrease over that time period.

Our top five Managed Services customers accounted for 89% and 93% of our managed services revenues in the nine months ended September 30, 2004 and 2003, respectively.  Our non-US managed services revenues increased to $11.9 million in the nine months ended September 30, 2004 from approximately $10.5 million recognized in the nine months ended September 30, 2003.  This increase resulted from new customer contracts in Europe and Brazil.  The favorable effect on revenues of changes in foreign currency exchange rates between the nine months ended September 30, 2004 and 2003 was approximately $534,000 of managed service revenues.  We expect non-US managed services revenues to continue to increase as a percentage of managed services revenues in the future.

Software revenues.

The decrease in revenues resulted primarily from the expiration of a $2.5 million annual license fee from a Japanese customer, the drop-off of fully recognized revenue from perpetual licenses sold in prior years, and maintenance cancellations.  These declines were partially offset by an increase in software revenues from new customers.  Our top five software customers accounted for 22% and 38% of our total software revenues during the nine months ended September 30, 2004 and 2003, respectively.

Services revenues.

Our services revenues fluctuate from quarter to quarter based on many factors, such as demand by our customers, the number of billable days in a quarter, utilization, and the number of new software contracts executed in recent quarters.  Historically, less than 30% of our services revenues have been derived from implementation services performed in connection with new software license sales.  The increase in revenues was driven by our Trade Management Consulting business and the recognition of approximately $300,000 of revenue that had been deferred in prior quarters because we concluded the fees were not fixed or uncertainty existed regarding the collectibility of the fees.

Our five largest services customers accounted for 55% and 57% of our services revenues in the nine months ended September 30, 2004 and 2003, respectively.

Cost of Revenues

	For the Nine Months Ended September 30,
	2004		2003
	Amount	Percent of Segment Revenues	Amount	Percent of Segment Revenues	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)

Managed services	$24,557	59%	$22,488	54%	$2,069	9%
Software	2,116	29	2,110	25	6	—
Services	10,822	74	10,427	73	395	4
Total cost of revenues	$37,495	59	$35,025	55	$2,470	7

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

Cost of services revenues.

From quarter to quarter as customer demand fluctuates, the cost of services revenues will fluctuate based on actions we take to align our personnel capacity with demand, such as changes in our use of subcontractors, delays or accelerations of hiring personnel and the temporary deployment of resources to or from other business segments.  The increase in cost of services revenues over prior year is driven by an increase in personnel and other resource costs.

Operating Expenses

	For the Nine Months Ended September 30,
	2004		2003
	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)

Sales and marketing	$7,461	12%	$6,836	11%	$625	9%
Research and development	9,211	14	8,990	14	221	2
General and administrative	8,699	14	8,136	13	563	7
Depreciation	4,065	6	3,845	6	220	6

Sales and marketing.

The increase in sales and marketing expense primarily resulted from an increase in bad debt expense and severance costs related to our former Vice President of Sales and Marketing.  Costs associated with marketing programs and personnel were also higher when compared to the same period in the prior year.

Research and development.

The increase in research and development costs was primarily from costs associated with the use of technology consultants and subcontractors, partially offset by a decrease in headcount.

General and administrative.

The increase in general and administrative expense resulted from an increase in corporate insurance costs, an increase in the number of accounting and finance staff and work related to Sarbanes-Oxley compliance.

Depreciation.  The increase resulted from the depreciation of fixed assets we purchased to build the technology infrastructure needed to support our business.  Most of these new assets were acquired to build out our data center.

	For the Nine Months Ended June 30,
	2004		2003
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Decrease
	(in thousands)		(in thousands)		(in thousands)

Intangible amortization expense	$612	1%	$2,106	3%	$(1,494)	(71)%
Stock-based compensation	46	—	834	1	(788)	(94)

Intangible amortization expense.  During the fourth quarter of 2003, we recognized impairment charges of approximately $6.1 million related to intangible assets.  As a result, amortization expense has decreased significantly in 2004.

Stock-based compensation.  Our stock based compensation resulted from options issued to employees prior to our initial public offering in 2000 with exercise prices less than fair value and from options issued to employees in connection with our acquisition of Speedchain in 2001.  The Company records stock based compensation on an accelerated basis.  Because we have not issued options below market value in the past six months or acquired options in connection with an acquisition since the Speedchain acquisition, the expense incurred during the nine months ended September 30, 2004 was lower than the expense incurred during the nine months ended September 30, 2003.  The deferred compensation balance was zero as of September 30, 2004.

Other Income (Expenses) and Income Taxes

	For the Nine Months Ended September 30,
	2004	2003	Increase (Decrease)
	(in thousands)	(in thousands)	(in thousands)

Other income (expenses), net	$364	$448	$(84)	(19)%
Income taxes	(283)	(458)	(175)	(38)

Other income (expenses), net.  Other income (expenses), net fluctuates based on the amount of cash balances available for investment, borrowings under our lines of credit, interest and other expenses related to our equipment borrowings, and any realized gains and losses on investments.  The decrease resulted primarily from lower investment interest rates.

Income taxes.  For the nine months ended September 30, 2004 and 2003, our income tax provision was comprised of federal, state, and foreign taxes.  The federal tax provision represents alternative minimum tax that resulted from certain limitations placed on the utilization net operating losses under the alternative minimum tax system.  The state tax provision consists primarily of the Single Business Tax assessed in Michigan and other miscellaneous franchise taxes.  We have recorded a valuation allowance for the full amount of our net deferred tax assets, including the credit for the alternative minimum tax, as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.  The decrease in income tax expense resulted primarily from lower withholding taxes in the quarter than in prior year.  Income-based withholding taxes are derived from services provided to customers in certain geographies outside of the United States.

Liquidity and Capital Resources

Obligations

Lines of Credit

We have a term loan, a secured revolving line of credit (Line of Credit), and an equipment line of credit (Equipment Line of Credit) with Comerica Bank.

We paid the remaining term loan balance during 2004.  The balance under the term loan was zero and approximately $1.0 million as of September 30, 2004 and December 31, 2003, respectively.

We may borrow up to $10 million under the revolving line of credit, with a $2.5 million sub-limit for the issuance of letters of credit.  Advances under the revolving line of credit are limited to the lesser of $10 million or 80% of eligible accounts receivable, as defined in the loan agreement.  The revolving line of credit bears interest at the bank’s prime rate (4.75% as of September 30, 2004) and matured in July 2004.  There was no outstanding balance under the revolving line of credit as of September 30, 2004 and December 31, 2003.

In the first and third quarters of 2003, we borrowed approximately $614,000 and $488,000, respectively against the equipment line of credit.  The availability under the Equipment Line of Credit expired in July 2003.  Commencing on July 31, 2003, interest and principal began to be payable in monthly installments on all borrowings made under the equipment line of credit.

In July 2004, we renewed our existing Line of Credit for $10 million, with a $2.5 million sub-limit for the issuance of letters of credit, and a new equipment line of credit for $5 million with Comerica Bank.  The renewed Line of Credit will mature in July 2006 and the renewed equipment line of credit will mature three years from the date of the general equipment or software purchases.  The outstanding balance and current portion of balance under the Equipment Line of Credit was approximately $430,000 as of September 30, 2004, and $796,000 and $490,000, respectively as of December 31, 2003.  The Equipment Line of Credit has two interest-only payment periods and bears interest at the bank’s prime rate plus 50 basis points (5.25% as of September 30, 2004).

The terms of the renewed Line of Credit and the renewed Equipment Line of Credit require us to comply with several financial covenants, including restrictions and limitations on future indebtedness, sale of assets and material changes in our business.  Through September 30, 2004, we were in compliance with these covenants.

Leases

We have various capital leases with 36-month to 48-month repayment periods.  In March 2003, we obtained a new equipment leasing arrangement with a vendor for approximately $886,000.  Amounts borrowed are due over 36 months.  Total capital lease obligations outstanding as of September 30, 2004 and December 31, 2003, were approximately $464,000 and $764,000, respectively.

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

Cash Flows

	For the Nine Months Ended September 30,
	2004	2003
	(in thousands)	(in thousands)

Cash and cash equivalents and short-term investments, end of period	$55,614	$53,050
Cash and cash equivalents and short-term investments, beginning of period	56,448	56,957
Net decrease in cash and cash equivalents and short-term investments	$(834)	$(3,907)

The net decrease in cash and cash equivalents and short-term investments for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, is primarily due to the following:

•                                       Improved working capital;

•                                       Lower debt payments, was partially offset by

•                                       Lower proceeds from our Employee Stock Purchase Plan

•                                       Increased capital expenditures

•                                       No cash investments in acquisitions in 2004

Future Cash Investment Needs

We intend to continue investing in the expansion of our business, particularly to build out our global platform and infrastructure.  Additionally, we are spending more on our Managed Services operations in 2004 than we did in 2003.  Our future liquidity and capital requirements will depend on numerous factors, including:

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

We incurred net losses of approximately $71.2 million, $11.4 million, $45.8 million, $35.8 million, and $10.5 million in 2003, 2002, 2001, 2000, and 1999, respectively.  Our accumulated deficit as of September 30, 2004 was approximately $257 million.  We believe that the success of our business depends on our ability to increase revenues and to manage our operating expenses.  If our revenues fail to grow at anticipated rates or our operating expenses are not properly managed, we may not be able to achieve or maintain profitability, which would increase the possibility that the value of your investment will decline.  Although we generated positive cash flows from operations in the nine months ended September 30, 2004, in part because we reduced operating expenses, we cannot assure you that we can continue to generate positive cash flows, especially if our revenues do not increase.  As of September 30, 2004, we had cash and short-term investments of $55.6 million compared to $56.4 as of December 31, 2003.  This is likely to be insufficient to sustain our operations over the long-term if we do not generate positive cash flow from operations over time.

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

In 2003, 2002, and 2001, we derived approximately 64%, 59%, and 67%, respectively, of our total revenues from our top five customers.  During the third quarters of 2004 and 2003, we derived approximately 60% and 65%, respectively, of our total revenues from our top five customers.  During the nine months ended September 30, 2004 and 2003, we derived approximately 63% and 66%, respectively, of our total revenues from our top five customers.  For the quarters ended September 30, 2004 and 2003, Ford accounted for 30%, of total revenues.  For the nine months ended September 30, 2004 and 2003, Ford accounted for 30% of total revenues, respectively.  For the quarters ended September 30, 2004 and 2003, Lucent accounted for 12% and 14%, of total revenues respectively.  For the nine months ended September 30, 2004 and 2003, Lucent accounted for 13% and 15% of total revenues, respectively.  We expect this customer concentration to exist for the foreseeable future.  We had no other customer that accounted for greater than 10% of our revenues for the periods noted.  As we continue to expand our relationships with existing Managed Services customers and if we continue to sign large contracts with new customers, each such relationship will be of added significance to us.  Additionally, if we are unable to sign contracts that generate significant revenues, this heavy concentration of customers will persist, which could cause us to become even more dependent on each of our existing large customers.

We also expect to continue to derive a significant portion of our total revenues from Ford, Lucent, and other large customers for at least the next several years.  Some of our agreements permit a customer to terminate for convenience after a specified period of time.  We cannot assure you that we will be able to maintain or renew these agreements.  In July 2004, Visteon Corporation notified us that it will not renew its agreement for Managed Services when it expires on December 31, 2004. If any other significant agreements do not renew, our results of operations and financial condition would be adversely affected.  If we fail to maintain or expand the scope of services provided under these contracts, our revenues from these contracts will decrease.  We expect that our total 2004 revenues will be below our 2003 revenue level, and revenues in future periods may not increase above 2003 and 2004 levels until such time as we can accelerate the rate of our sales growth.  We also expect our revenues in 2005 will decrease when compared to 2004.  If we also fail to reduce the expenses of our business to match lower revenues, our net losses may increase and our cash flows could be negatively impacted.

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

During the past few years, some of our clients have changed their business models significantly by outsourcing various business functions or using contract manufacturers.  For example, in 2004, Nortel Networks announced that it intends to outsource its manufacturing operations to Flextronics International Ltd.  The effects of such changes in our customers’ business models may include a reduction in transaction volumes, as importing and exporting of goods and parts may now occur through third party contract manufacturers and outsourcing companies.  If our customers’ transaction volumes decline significantly and we are unable to add the third-party contract manufacturers and outsourcing companies as customers, our revenues will decline, which would have an adverse impact on our business.

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

During the past 24 months, we have hired three new people into our executive management team, which includes the hiring of a new CEO within the past 12 months, and we replaced the individual overseeing our Managed Services operations.  This new management team is responsible for developing a plan to significantly increase sales, improving product quality, gaining market acceptance of our Managed Services offerings, and expanding our global operations.  Our management team must develop and execute upon a sound and appropriate strategy to grow revenues and achieve significant profitability.  If the new management team is unable to develop a sound and appropriate strategy, or if it is unable to execute upon such a strategy, our business will be adversely affected.

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

Our international operations and any continued expansion may expose us to business risks that could limit the effectiveness of our growth strategy, cause our operating results to suffer, and put some of our invested capital at risk of loss.

We intend to continue to expand our current international operations, entering into new international markets.  This expansion will require significant management attention and financial resources to translate our software products into various languages successfully, to develop compliance expertise relating to regulatory agencies in more countries and to develop direct and indirect international sales and support channels.  We face a number of risks associated with conducting our business internationally that could negatively affect our operating results, including:

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

As of September 30, 2004, our officers, directors, and affiliated entities, together with Ford, beneficially owned approximately 37% of the outstanding shares of our common stock.  This concentration of ownership may delay, deter, or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.  Accordingly, these stockholders collectively may be able to control all matters requiring stockholder approval and, thereby, our management and affairs.  Ford beneficially owns approximately 19% of the outstanding shares of our common stock.  As the single largest stockholder of Vastera, Ford may exercise significant influence over corporate acts requiring stockholder approval, including a merger or sale of Vastera.  Also, so long as Ford holds at least 5% of our common stock, it has the right to appoint a non-voting observer to our board of directors.  Our officers, directors, and affiliated entities, together with Ford, may have interests that differ from your interests, and their decisions may negatively impact our future success.

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

Amounts outstanding under our secured revolving line of credit arrangement expose us to interest rate risk if the prime rate increases.  We had approximately $430,000 in variable rate debt as of September 30, 2004.  Our interest income is sensitive to changes in U.S. interest rates, particularly since the majority of our investments are in short-term instruments.  Due to the short-term nature of our investments, we believe that there is no material risk exposure.  We do not hold or issue derivative securities, derivative commodity instruments, or other financial instruments for trading purposes.  Therefore, no quantitative tabular disclosures are required.

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

There have been no changes in our internal controls over financial reporting that occurred during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1:                                                          Legal Proceedings

We are periodically a party to disputes arising from normal business activities.  In our opinion, resolution of these matters will not have a materially adverse effect upon our financial condition or our future operating results.

On March 14, 2001, Expeditors International of Washington, Inc. and Expeditors Tradewin, L.L.C. (collectively “Expeditors”) filed suit against us in the United States District Court for the Eastern District of Michigan, Southern Division primarily alleging that we misappropriated certain of Expeditors’ trade secrets in connection with our acquisition of Ford’s customs operations, by utilizing systems and business processes that Expeditors assisted in developing for Ford and through our employee hiring practices.  In connection with our acquisition of Ford’s customs operations, Ford agreed to indemnify us for intellectual property infringement claims, and Ford indemnified us in connection with this litigation.  Although Ford is obligated to indemnify us of claims of intellectual property infringement arising from the property we acquired from it, Ford is not obligated to indemnify us for legal fees arising from any claims that pertained solely to our acts, upon which certain of the claims asserted in this matter were based. Trial in this matter commenced on July 15, 2004.  On August 4, 2004, the jury found in favor of Vastera.  In October 2004, Expeditors, the Company, and Ms. Jennifer Sharkey, a Vastera employee named as a co-defendant, mutually agreed to waive all rights to an appeal in this matter.

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

Item 2:                                                          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:                                                          Defaults Upon Senior Securities

None.

Item 4:                                                          Submission of Matters to a Vote of Security Holders

None.

Item 5:                                                          Other Information

None.

Item 6:                                                          Exhibits and Reports on Form 8-K

The following exhibits are included herein:

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the President and Chief Executive Officer, dated November 8, 2004.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated November 8, 2004.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the President and Chief Executive Officer, dated November 8, 2004.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated November 8, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Dulles, Virginia on November 8, 2004.

VASTERA, INC.

By:	/s/ Maria Henry
Maria Henry,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Kevin M. Boyce
Kevin M. Boyce,
Vice President, Finance and Corporate Controller (Principal Accounting Officer)

EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the President and Chief Executive Officer, dated November 8, 2004.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated November 8, 2004.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the President and Chief Executive Officer, dated November 8, 2004.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated November 8, 2004.