Form 10-K
period 2004-12-31
VASTERA INC
filed 2005-03-16
CIK 1075056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to .

Commission File Number 000-31589

VASTERA, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	54-1616513
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

45025 AVIATION DRIVE SUITE 300 DULLES, VIRGINIA	20166-7554
(Address of Principal Executive Offices)	(Zip Code)

(703) 661-9006

(Telephone Number of Principal Executive Offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.01 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes X  No 

As of March 11, 2005, there were 42,256,619 shares of the Registrant’s common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant (based on the closing price for the common stock on the Nasdaq National Market on June 30, 2004, was approximately $89,500,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VASTERA, INC.

FISCAL YEAR 2004 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

Item	Description

Cautionary Statement

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES

Cautionary Statement

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. We urge you to review and consider carefully the various disclosures made by us in this Report and in our other reports filed with the SEC, including our subsequent reports on Forms 10-Q and 8-K.

The section entitled “Risk Factors” set forth below, and similar sections in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations, and financial condition. Before deciding to invest in our company or to maintain or increase your investment, you should consider carefully those risks, in addition to the other information contained in this Report and in our other filings with the SEC.

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which include, but are not limited to, statements concerning projected revenues, cost of revenues, expenses, operating income and net income, results of the future application of new accounting rules, market acceptance of our solutions, the competitive nature of and anticipated growth in our markets, our need for additional capital, and the success of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect management’s belief and certain assumptions made by us based upon information available to us at the time of this Report. Words such as “anticipates,” “expects,” “intends,” “plans, “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Report, are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results could, therefore, differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including those set forth in “Risk Factors” below. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1.	BUSINESS

Overview

Vastera is the worldwide leader in providing solutions for Global Trade Management. We serve an international customer base, including companies such as Arrow Electronics, Black & Decker, Dell, Ford Motor Company, GE, Goodyear, IBM, International Truck & Engine Corp., Lucent, Minolta, Nestle, Nortel Networks, Pier One Imports, and Seagate. Our customers utilize our solutions to manage their trade worldwide. We provide solutions to our customers that manage the information flows associated with the cross border components of importing and exporting goods. Our solutions enable customers to manage the complexities and inefficiencies inherent in global trading in a manner that allows them to capitalize on the large, highly fragmented, and rapidly growing opportunity that exists in the international market. We have three major product and service offerings for Global Trade Management, which are TradeSphere Solutions; Trade Management Consulting; and Managed Services. The foundation upon which our product and service offerings are based is our collection of proprietary processes, data, rules, and regulations, which we call our Global Trade Content.

We were founded in late 1991. Our initial solutions consisted almost exclusively of software solutions and implementation services associated with the installation of our software products. In July 2000, we undertook a fundamental shift in our product and services offerings when we acquired Ford Motor Company’s global customs import operations, including a number of Ford’s employees. The acquisition of Ford’s global customs import operations enabled us to broaden significantly our solutions offerings by enabling us to provide trade management business process outsourcing services to our customers in the form of our Managed Services offering.

Today, Managed Services is our principal line of business. While we have numerous Managed Services customers, our two largest customers, Ford and Lucent, comprised 66% of our Managed Services revenues in 2004.  Our top five Managed Services customers accounted for 89% of our Managed Services revenues in 2004.

At the time we acquired Ford’s global customs import operations, we also entered into a Managed Services agreement that provides for us to administer, automate, and manage Ford’s global trade import operations in the United States until August 2005. Subsequently, we expanded our relationship with Ford by assuming responsibility for administering and managing Ford’s global trade import operations in Mexico, Canada, the United Kingdom, Spain, Belgium, and Germany (the United Kingdom, Spain, Belgium, and Germany Ford entities collectively referred to as “Ford Europe”). In 2004, we derived approximately $26.2 million in revenues from Ford in the United States, Mexico, Canada, and Europe.  These agreements provide us with a predictable and recurring revenue stream from Ford.  We expect to derive at least $25 million in annual revenues from our agreements with Ford U.S., Ford Mexico, Ford Canada, and Ford Europe in 2005.

In August 2001, we entered into a five-year Managed Services agreement with Lucent Technologies to manage Lucent’s global trade operations in the United States. Subsequently, we expanded our relationship with Lucent by assuming responsibility for administering and managing Lucent’s global trade operations in other countries in North America, as well as in Europe and Brazil.  In 2004, we derived approximately $10.2 million in revenues from Lucent in North America, Europe, and Brazil.  Pursuant to the terms of the Managed Services agreement, beginning in August 2004, Lucent U.S. was permitted to terminate this agreement for convenience by providing us with six months advance notice.  Lucent has not delivered such notice, and we are currently in negotiations with Lucent to extend this agreement.

Recent Development

On January 6, 2005, we entered into an Agreement and Plan of Merger (the “merger agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”) and JPM Merger Sub Inc., an indirect wholly-owned subsidiary of JPMorgan (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into Vastera, with Vastera surviving the merger as an indirect wholly-owned subsidiary of JPMorgan.  Pursuant to the merger agreement, each outstanding share of our common stock will be converted into the right to receive $3.00 in cash, for a total transaction value of approximately $129 million.  A copy of the merger agreement was attached to our Current Report on Form 8-K filed with the SEC on January 7, 2005.

Consummation of the merger is subject to a number of conditions including, among others, (i) approval of the merger agreement by the requisite vote of our stockholders, (ii) receipt of required governmental approvals and (iii) each party’s compliance with its obligations under the merger agreement.

We printed and mailed the proxy statement relating to the proposed merger to our stockholders on or about March 8, 2005.  We have scheduled a special meeting of our stockholders on March 31, 2005 to consider and vote on the approval of the merger agreement.  A copy of the definitive proxy statement, as amended, was filed with the SEC on March 4, 2005 and may be obtained through the SEC’s web site at: www.sec.gov, along with our other public filings.   The description of the terms of the merger agreement set forth below is not complete, and you should read the entire proxy statement for a complete description of the merger agreement and the merger.

Foreign antitrust or competition law filings or approvals also required in Brazil, Germany and Ireland. In Brazil, the filing was submitted within the statutory time period. Under Brazilian law, JPMorgan may elect to close in advance of receiving approval. In Germany, JPMorgan and Vastera submitted the required filing on February 8, 2005, and the German competition authority has issued its notice of approval.  In Ireland, JPMorgan and Vastera submitted the required filing on February 4, 2005. The Irish competition authority has issued its notice of approval.

Consummation of the merger is also subject to obtaining the approval of both the Office of the Comptroller of the Currency, or OCC, and the Board of Governors of the Federal Reserve System, or Federal Reserve. Final application was made on February 16, 2005 to obtain the approval of the OCC for JPMorgan to perform new activities in an operating subsidiary. There is no specific time frame for approval of such an application; however, representatives of JPMorgan have advised us that they expect this application to be acted upon early in the second quarter of 2005 or perhaps sooner. Application will be required to obtain the approval of the Federal Reserve for affiliates of JPMorgan to invest in the non-U.S. subsidiaries of the Vastera. There is also no specific time frame for approval of such an application; however, representatives of JPMorgan have advised us that they expect this application to be acted upon early in the second quarter of 2005 or perhaps sooner.

In addition, the obligation of JPMorgan and the Merger Subsidiary to effect the merger is subject to the satisfaction or waiver of the following conditions:

•                                          the accuracy of our representations and warranties in the merger agreement;

•                                          the performance by us of our obligations under the merger agreement;

•                                          the absence of any ‘‘Company Material Adverse Effect’’ (as defined in the merger agreement and described below);

•                                          the absence of litigation concerning the merger;

•                                          all consents, permits approvals and authorizations of, and filings with or notifications to, any governmental authority, regulatory agency and any other third party required in connection with the consummation of the merger having been obtained or made and be in effect at the effective time;

•                                          JPMorgan having obtained the regulatory consent and approval of the merger from the OCC and the Federal Reserve and any other consents or approvals required by any comparable foreign regulatory agencies;

•                                          JPMorgan having received from us an opinion of our outside patent legal counsel relating to specified intellectual property matters; and

•                                          Vastera having a ‘‘Net Tangible Asset Value’’ (as defined in the merger agreement and defined below) of not less than $50 million on the closing date of the merger.

Pursuant to the condition described in the third point above, JPMorgan’s obligation to consummate the merger is conditioned on no occurrence of a ‘‘Company Material Adverse Effect’’ which means any event, circumstance, change or effect that has had, or is reasonably likely to have, a material adverse effect on (1) the business, assets, properties, liabilities, condition (financial or otherwise), results of operations or prospects of Vastera and its subsidiaries, taken as a whole, including the fact that (other than any change or effect resulting from (a) changes in general international, national or regional economic or financials conditions or (b) general changes or developments in the industries in which Vastera and its subsidiaries operate, except where such events have a disproportionate effect on us), or (2) our ability to consummate the merger in a timely manner. We have specifically agreed that if (A)(i) Vastera customers that in the aggregate accounted for more than $5,000,000 of our consolidated revenue in 2004 have indicated that they will discontinue, or (ii) certain named Vastera customers have failed to affirmatively agree in a discussion with JPMorgan that they will continue to conduct business with the surviving corporation on substantially similar terms as presently conducted following the consummation of the merger, or (B) a government authority commences a formal investigation against us (other than a routine audit by a taxing authority), a ‘‘Company Material Adverse Effect’’ will have occurred.

Pursuant to theNet Tangible Asset Value condition described above, JPMorgan’s obligation to consummate the merger is conditioned on Vastera having a ‘‘Net Tangible Asset Value’’ of at least $50 million on the closing date of the merger. The merger agreement defines ‘‘Net Tangible Asset Value’’ as an amount equal to the total tangible assets of Vastera and its subsidiaries less the total liabilities of Vastera and its subsidiaries. As of December 31, 2004, our ‘‘Net Tangible Asset Value’’ using this definition was $64.0 million.

We and JPMorgan hope to complete the proposed merger prior to the end of April of 2005. However, no assurances can be made that we will receive the necessary regulatory approvals, or satisfy the other conditions of the merger, to complete the merger by then or by July 1, 2005 (the date that either we or JPMorgan may terminate the merger agreement if the merger has not been completed by such date).  See “Item 1A.  Risk Factors-If we fail to close the announced merger with JPMorgan or we delay the closing of the merger, it may have an adverse impact on our business.”

Other Acquisitions

In June 2003, we acquired GE’s internal U.S. customs import operations. We also entered into a Managed Services agreement, pursuant to which we are managing the U.S. customs import operations for five of GE’s divisions for a minimum term of three years. The financial results of GE’s internal U.S. customs import operations have been included in our operations since July 1, 2003, the effective date of the acquisition. In exchange for selling us its internal U.S. customs import operations, GE received $3.0 million in cash and 51,046 shares of our common stock, valued at approximately $312,000. The purchase price totaled approximately $3.4 million, which includes transaction costs of approximately $62,000.

As part of our strategy of expanding our global presence to enhance our competitive position worldwide, we acquired entities providing Global Trade Management Solutions in Mexico, Canada, and Brazil in the first quarter of 2002. In connection with these three acquisitions, we paid an aggregate of approximately $5.8 million in cash, issued to the sellers an aggregate 463,000 shares of our common stock with an aggregate value at the time of issuance of approximately $6.9 million, and incurred approximately $1.6 million in transaction and issuance costs, including the issuance of 10,000 shares of common stock valued at approximately $71,000 to an investment advisor.

Our Products and Services

Our comprehensive solutions for Global Trade Management consist of TradeSphere Solutions; Trade Management Consulting; and Managed Services. Customers may select elements of each of our product and service offerings to address their specific needs and opportunities. This flexibility allows us to provide our customers with uniquely tailored solutions to automate and increase the efficiency of their global trade processes. The foundation upon which our solution offerings are based is our collection of proprietary processes, data, rules, and regulations, which we call our Global Trade Content.

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

Vastera offers various levels of content to its customers, from comprehensive content automation to document automation. Periodic regulatory and policy changes require us to update solutions on a regular basis to keep current with the latest country-specific trade regulations. To meet this need, daily updates and postings are made through TradePrism.com, our global trade exchange, and Vastera*Net, our private customer exchange, from which updates and changes can be electronically applied. Information provided in our Global Content includes: trade data, government denied party lists, regulation updates and notices, trade committee meeting information, requests for public comment on regulatory issues, and final rulings on proposed regulation.

TradeSphere Solutions

TradeSphere.  TradeSphere is our set of software applications that streamlines and automates the information exchanges associated with the cross-border movement of goods. TradeSphere components facilitate specific global trade functions, strategically manage the information required to trade globally, and enhance the efficient exchange of information and goods among extended members of a customer’s global trade network. Components of TradeSphere include restricted party screening and boycott/embargo screening, automated shipment documentation, export compliance, import compliance, trade agreement optimization, and customs entry filing.  Customers may use our TradeSphere components on a term license, perpetual license, or transaction fee basis. We also offer these components as a hosted solution.

Client Services.  We provide our customers with services to complement our TradeSphere Solutions, which include:

•                                          Implementation Services. Our implementation consultants assist customers with the integration, management and technical activities during the installation phase, provide them with comprehensive documentation instructions and offer training classes to help them understand the functions of TradeSphere.

•                                          Post-Implementation Support. Our customer support specialists are available on a daily basis. To facilitate troubleshooting, we maintain dial-in access to the customer’s production environment. Our customers also have access to our continuing education classes that feature industry-related topics.

Trade Management Consulting

Our Trade Management Consulting services leverage our extensive global trade expertise and our proprietary analytical methodologies. Our Trade Management Consulting services range from performing compliance assessments, to designing processes and procedures, to implementing the processes and procedures that we have developed for a customer. Each consulting engagement is based on focused objectives and deliverables that are specifically tailored to each customer’s needs.

Our Trade Management Consultants provide extensive, hands-on experience gained from their careers in a variety of industry sectors, with specific areas of expertise including import and export operations and compliance, international transportation, logistics and distribution, trade finance, pricing, international marketing, training and manufacturing.

Managed Services

Our Managed Services offerings consist of business process outsourcing solutions that combine our Global Trade Content, TradeSphere solutions, proprietary global trade methodologies and processes, and trade expertise. We offer services to manage all or a portion of our customers’ global trade operations, ranging from specific global trade functions to providing a complete Managed Services engagement. Our goal is to provide consistent levels of service while working with our customers to realize benefits such as enhancing regulatory compliance, capitalizing on preferential trade programs, increasing speed in their global supply chain and improving supplier sources.

We seek to increase customer profitability by implementing our own process and our own technology into our Managed Services engagements. Over time, the deployment of our technology is expected to reduce the overall costs of our Managed Services Operations.

Product Development

As of December 31, 2004, our product-engineering team was comprised of approximately 100 professionals.  The team is organized into functional groups spanning the various software engineering disciplines within the software engineering lifecycle.  These functional groups include system analysis, development, quality assurance, documentation, and project management.  These groups are led by senior managers who are responsible for the successful delivery of Vastera’s technology solutions.  Our research and development expenses totaled approximately $12.0 million, $11.9 million, and $13.2 million in 2004, 2003 and 2002, respectively, which represented 14%, 14%, and 17%, of our total revenues, respectively. We believe that we must continue to invest in research and development to develop new competitive products and services.

Financial Information About Geographic Areas

We sell our products and services through our offices in the United States and through our subsidiaries and branch entities in the United Kingdom, Europe, Mexico, Canada, Brazil, and Japan. We base our geographic classification of product and services revenues upon the location of our customers. See Note 11 of the Notes to our Consolidated Financial Statements for more information regarding our revenues and long-lived assets attributable to the United States and to foreign countries.

Financial Information About Segments

We have three reportable operating segments: managed services, software, and services. Our managed services segment generates revenues from Managed Services arrangements. Our software segment generates revenues from term license, perpetual license, transaction license, and maintenance agreements of our TradeSphere solutions. Our services segment generates revenues by charging our customers for implementation, management consulting and training services. See Note 11 of the Notes to our Consolidated Financial Statements for more information about our reportable segments.

Competition

Our market is competitive, rapidly evolving, and highly fragmented. We expect the intensity of competition to increase in the future. We face competition from in-house development efforts, consulting companies, other software companies, logistics companies, customs brokers, fowarders, and third-party development efforts. We expect that these parties will continue to be a principal source of competition for the foreseeable future.

We believe the principal competitive factors affecting our market include a referenceable customer base, the breadth and depth of a given solution, product quality and performance, customer service, core technology, product scalability and reliability, product features, the ability to implement solutions, and the value of a given solution.

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions contained in license agreements with consultants, vendors and customers to protect our proprietary rights. At least one firm, however, has obtained two broad patents in the United States and another in New Zealand and Singapore that purport to cover the entire area of international sales and purchases calculations or a large portion of commerce related to the use of computers in international trade. From our assessment, we do not believe we practice the specific elements of those issued patents. Accordingly, we believe the technology and business processes covered by those patents differ materially from our own technologies and processes. We cannot, however, assure you that we will not be subject to lawsuits or other demands arising out of those or other patents that may exist now or in the future.

We have a federal registered trademark for the mark “Vastera” in the United States and have filed trademark applications in Canada, Mexico, and Japan for this mark. We have also filed federal trademark applications with respect to the marks Global Trade Management, TradeSphere, TradePrism, Global Trade Content, Opening the World to eBusiness and Global Passport.

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

We incorporate technology from third parties into our software. We currently have non-exclusive license agreements with Sun Microsystems and IBM for the use of their technology in our Global Trade Management solutions. The term of our Sun Microsystems license expires on December 31, 2005, and the term of our IBM license expires on June 30, 2006.  Sun has notified us that, effective October 2006, it will no longer support or maintain the technology that is the subject matter of the Sun license agreement.  Accordingly, we are working rapidly to migrate our software customers, who are using the Sun platform, from the Sun technology to an all Java-coded technology base.

Employees

As of December 31, 2004, we employed approximately 670 people. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage.  We believe our relations with our employees are good.

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

We incurred net losses of approximately $4.3 million, $71.2 million, and $11.4 million, in 2004, 2003, and 2002, respectively.  Our accumulated deficit as of December 31, 2004 was approximately $258 million.  We believe that the success of our business depends on our ability to increase revenues and to manage our operating expenses.  If our revenues fail to grow at anticipated rates or our operating expenses are not properly managed, we may not be able to achieve or maintain profitability, which would increase the possibility that the value of your investment will decline.  Although we generated positive cash flows from operations for the year ended December 31, 2004, we cannot assure you that we can continue to generate positive cash flows, especially if our revenues do not increase.  As of December 31, 2004, we had cash and short-term investments of $52.7 million compared to $56.4 as of December 31, 2003.  This is unlikely to be sufficient to sustain our operations over the long-term if we do not generate positive cash flow from operations over time.

Our Managed Services business model is unproven, and our inability to provide Managed Services successfully to existing and future customers would substantially reduce our revenues, increase our costs, hurt our reputation in our industry, and adversely affect our business.

The long-term success of our Managed Services business is predicated on our ability to grow this line of business, to effectively leverage our investment in our technology and processes, and to provide value to our customers in the area of trade programs, broker management, and compliance.  These services range from providing operational management for a single global trade process to managing a customer’s entire worldwide trade operation.  We expect the revenues we recognize from providing Managed Services to our current and future customers will continue to represent the largest portion of our total revenues.  If we are unsuccessful in effectively lowering our costs of delivery, we may be unable to achieve a level of gross margin necessary to achieve and sustain profitability.  Additionally, if we are unable to perform our obligations under our agreements especially with our largest customers, such as Ford and Lucent Technologies or to provide Managed Services successfully to our other customers, we will experience a significant reduction in our revenues, increases in our costs, and damage to our reputation, which would adversely affect our business and results of operations.

Our revenues are concentrated among a few customers.  Therefore, our business success is dependent on our maintaining good relationships with these customers.

In 2004, 2003, and 2002, we derived approximately 60%, 64%, and 59%, respectively, of our total revenues from our top five customers.  For the years ended 2004, 2003, and 2002, Ford accounted for 30% of total revenues.  For the years ended 2004, 2003, and 2002, Lucent accounted for 12%, 14%, and 11% of total revenues, respectively.  We expect this customer concentration to exist for the foreseeable future.  We had no other customer that accounted for greater than 10% of our revenues for the periods noted.  As we continue to expand our relationships with existing Managed Services customers and if we continue to sign large contracts with new customers, each such relationship will be of added significance to us.  Additionally, if we are unable to sign contracts that generate significant revenues, this significant concentration of customers will persist, which could cause us to become even more dependent on each of our existing large customers.

We also expect to continue to derive a significant portion of our total revenues from Ford, Lucent, and other large customers for at least the next several years.  Some of our agreements permit a customer to terminate for convenience after a specified period of time.  We cannot assure you that we will be able to maintain or renew these agreements.  In July 2004, Visteon Corporation notified us that it would not renew its agreement for Managed Services when it expired on December 31, 2004. If any other significant agreements do not renew, our results of operations and financial condition would be adversely affected.  If we fail to maintain or expand the scope of services provided under these contracts, our revenues from these contracts will decrease.  We expect that our total revenues in 2005 will be below our 2004 revenue level, and revenues in future periods may not increase above 2003 and 2004 levels until such time as we can accelerate the rate of our sales growth.  Also, if we fail to reduce our operating expenses of our business to match lower revenues, our net losses will increase and our cash flow is likely to  be negatively impacted.

Our inability to renew existing Managed Services contracts on substantially similar terms may cause revenues to decline which would have an adverse affect our business.

Generally, our Managed Services agreements contain a specified time period during which our customers have guaranteed minimum fixed levels of revenues to us.  As these time periods expire, our customers may seek to negotiate new terms for the future.  We expect to maintain our customers, notwithstanding these renewal expectations, as noted above, in July 2004, Visteon Corporation notified us that it would not renew its agreement for Managed Services when it expired on December 31, 2004.  Our inability to renew our Managed Services agreements on financial terms substantially similar to the existing terms will cause our revenues to decline and adversely affect our business.

Some of our customers have been evolving or otherwise changing their business models.  As these customers change their business models, their volume requirements and levels of service required from us may decline, which may also cause our revenues to decline and adversely affect our business.

During the past few years, some of our customers have changed their business models significantly by outsourcing various business functions or using contract manufacturers.  For example, in 2004, Nortel Networks began to outsource portions of its manufacturing operations to Flextronics International Ltd.  The effects of such changes in our customers’ business models may include a reduction in transaction volumes, as importing and exporting of goods and parts may now occur through third-party contract manufacturers and outsourcing companies.  If our customers’ transaction volumes decline significantly and we are unable to add the third-party contract manufacturers and outsourcing companies as customers, our revenues will decline, which will have an adverse impact on our business.

Any restriction on our ability to access a foreign country’s rules and regulations that we incorporate into our Global Content cost-effectively and legally, or any failure to update our Global Content timely to include changes in such rules and regulations, may compromise the effectiveness of our solutions and adversely affect our customer relationships and revenues.

The success of our Global Trade Management solutions depends on our ability to obtain or access the complex rules and regulations published by foreign governments governing a particular country’s import and export of goods.  The foundation of our solutions, Global Content, is subject to rapid change at the initiative of foreign governments based on factors beyond our control.  Any changes in a country’s rules and regulations relating to global trade that we are unable to include in our Global Content library may result in dissatisfied customers and possible litigation.  Moreover, to the extent a foreign government restricts our access to its rules and regulations, charges a fee for such access or grants proprietary rights to such information to one or more of our competitors, our solutions may not be useful to, or cost efficient for, our current and future customers, which may cause our revenues to decrease.

Fluctuations in our operating results and the composition of our revenues, compared to the expectations of market analysts and investors, may cause the price of our common stock to decline.

Our operating results have varied in the past and may fluctuate significantly in the future.  We expect that our operating results will continue to vary in the future, based on a number of factors, including:

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

Several of these factors are outside our control.  Due to the foregoing factors, our annual or quarterly results of operations may not meet the expectations of securities analysts and investors, which is likely to cause the market price of our common stock to decline.

We may be unable to attract and retain key personnel which could adversely affect our ability to develop and manage our business effectively.

Our future performance will depend largely on the efforts and abilities of our senior management team, key technical, professional services, sales and marketing and managerial personnel.  Many of these individuals are extremely important to our business because personal relationships are a critical element of obtaining and maintaining customers.  Also, we are dependent upon our technical personnel to enhance our technology platforms so that our business remains competitive.  Our success will depend on our ability to attract and retain these key employees in the future.  The market for such individuals is extremely competitive, and we may not find qualified replacements for personnel who leave us.  The loss of  any of our key personnel may harm our ability to develop and manage our business effectively.

If we fail to close the announced merger with J.P. Morgan or we delay the closing of the merger, it may have an adverse impact on our business.

As discussed above under “Item 1. Business—Recent Developments,” on January 6, 2005, we signed a definitive merger agreement with JP Morgan under which JP Morgan will acquire Vastera.  If we fail to close the merger, or the closing is delayed by a significant amount of time, the potential uncertainty may cause our clients and prospective clients to lose confidence in Vastera.  As such, our clients and prospective clients may delay renewing agreements with us or entering into new agreements with us, which would have an adverse effect on our business.

Our international operations and any continued expansion may expose us to business risks that could limit the effectiveness of our growth strategy, cause our operating results to suffer, and put some of our invested capital at risk of loss.

We intend to continue to seek to expand our international operations and enter new international markets.  This expansion will require significant management attention and financial resources to translate our software products into various languages successfully, to develop compliance expertise relating to regulatory agencies in more countries and to develop direct and indirect international sales and support channels.  We face a number of risks associated with conducting our business internationally that could negatively affect our operating results, including:

•                                          Language barriers, conflicting international business practices and other difficulties related to the management and administration of a global business;

•                                          Longer sales cycles associated with educating foreign customers about the benefits of our products and services;

•                                          Currency fluctuations and exchange rates;

•                                          Difficulty in repatriating cash from some foreign jurisdictions;

•                                          Longer collection times from foreign customers;

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

We may not succeed in our efforts or we may experience delays in the execution of our plan to enter new international markets, establish, maintain or increase international demand for our solutions or expand our international operations.  Any of these difficulties may harm our growth strategy and could adversely affect our operating results and financial condition.

As we expand globally, we may establish operations in countries that become politically or economically unstable, which may put the capital we have invested in these operations at a risk of loss and cause our business to be adversely affected.

We intend to continue expanding our operations and serving our existing customers internationally.  As we do so, we may establish operations in countries that become politically or economically unstable.  If a country in which we commence operations becomes politically or economically unstable, the money and resources we have invested to establish operations in that country may be put at risk of loss.

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

Due to the inherent complexities associated with global trade and the myriad of rules and regulations governing global trade, our software and Managed Services solutions are very complex.  Additionally, many prospects face regulatory compliance issues of which they are unaware prior to our performing any due diligence.  Because of the complexity of our software and Managed Services offerings, and the regulatory issues many prospects face, our personnel must conduct in depth discussions and provide detailed explanations to several individuals across an organization.  These people are often members of the finance, purchasing, customs, information technology, and legal departments of an organization.  Moreover, these individuals typically view the purchase of our solutions as an important, but not core decision.  As a result, they generally evaluate our solutions and determine their impact on existing infrastructure over a lengthy period of time.  Because we must interact with, and educate so many distinct individuals during the sales cycle, revenues forecasted from a specific customer for a particular quarter may be delayed to another quarter.  Consequently, we may experience an unexpected shortfall in sales, which could adversely affect our operating results.

Any loss of our licensed third-party technology may result in increased costs of, or delays in, providing our solutions, which would adversely affect our operating results.

We license technology from several companies on a non-exclusive basis that we have integrated into our TradeSphere product suite.  This technology includes development tools and facilities from IBM (WebSphere and MQ Series) and Forte, which was acquired by Sun Microsystems.  Our license with Sun Microsystems expires on December 31, 2005, and our license with IBM expires on June 30, 2006.  Sun has notified us that, effective October 2006, it will no longer support or maintain the technology that is the subject matter of the Sun license agreement.  Accordingly, we are working rapidly to migrate our software customers, who are using the Sun platform, from the Sun technology to an all Java-coded technology base.  If we cannot renew these technology licenses, we likely would face delays in the licensing of our TradeSphere products until equivalent technology, if any, can be identified, licensed and integrated, which would adversely affect our operating results.

If we interpret and analyze incorrectly the various laws and regulations contained in our Global Content or we perform our Managed Services in a non-compliant manner, we may face costly liability claims.

The foundation of our software solutions and Managed Services is Global Content, a rules-based application that provides comprehensive management of government trade regulations and programs that must be acquired, interpreted, and updated by our in-country trade experts.  Because of the legalistic and complex nature of Global Content, our inability to interpret and analyze accurately the rules and regulations upon which our Global Content is based may expose us to liability claims from our customers in connection with our current products and future products.  Additionally, our Managed Services customers view us as global trade experts.  If we perform our services in a manner that does not comply with legal or regulatory requirements, our customers could face severe penalties and seek recompense from us to make them whole.  Any provisions in our agreements with our customers designed to limit our exposure to potential product or services liability claims may not be adequate to protect us from such claims.  A claim of product liability or a claim that our performance of Managed Services in a non-compliant manner brought against us successfully could adversely affect our financial condition and operating results.  Even if unsuccessful, any claims could result in costly litigation and divert our management’s attention and our resources.  Additionally, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products.  Therefore, any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions, and harm our reputation.

The market for our Global Trade Management Managed Services and software offerings is a nascent one and the ultimate market size is difficult to quantify.  If companies fail to adopt our offerings, our business will be adversely affected.

For most companies, Global Trade Management is a critical but non-core business function.  Because the market for third-party Global Trade Management is a nascent one, many companies may be reluctant or unwilling to utilize a third-party service provider to manage their global trade, and will retain these functions in-house.  If companies fail to adopt our managed service offerings, our business will be adversely affected.

We encounter competition from significantly larger companies that possess both greater financial resources and name recognition than we possess.

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

We may be unable to protect our proprietary rights adequately, which could result in unauthorized use of our proprietary property by our competitors and adversely affect our revenues.

Our success depends on our ability to protect our proprietary rights.  To accomplish this, we rely primarily on:

•                                          Confidentiality agreements with employees and third parties;

•                                          Protective contractual provisions such as those contained in license agreements with consultants, vendors, and customers, although we have not signed such agreements in every case; and

•                                          Copyright, trade secret, and trademark laws.

Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information we regard as proprietary.  Other parties may breach confidentiality agreements or other protective contracts.  We may not become aware of these breaches or have adequate remedies available.  We may need to litigate claims against third parties who infringe our intellectual property, which could be costly, time-consuming, and would divert our management’s attention and our resources.  In addition, although we have a federal registered trademark for the mark “Vastera” in the United States and have filed trademark applications in Canada, Mexico, and Japan for this mark, we have not secured registration of all of our marks in the United States or foreign jurisdictions.  We have pending federal trademark applications with respect to the marks Global Trade Management, TradeSphere, TradePrism, Global Trade Content, Opening the World to eBusiness and Global Passport.  Any failure to protect our trade and service marks could have a material adverse effect on our business, financial condition and results of operations.

We may have to defend against intellectual property infringement claims, which could be expensive and disruptive to our business, and if we are unsuccessful, we may incur substantial monetary liability.

We cannot be certain that our solutions do not or will not infringe valid patents, copyrights, trademarks, or other intellectual property rights held by third parties, inside and outside the U.S.  As a result, we may be subject to legal proceedings and claims from time to time relating to the intellectual property of others.  For example, at least one firm has asserted that it has obtained two broad patents purport to cover a large portion of, if not the entire area of, commerce related to the use of computers in international trade.  Although we believe that we do not practice the specific elements of those issued patents, we cannot assure you that we will not be subject to lawsuits or other demands arising from these or any other patents that may exist now or in the future.

We may incur substantial expenses in defending against any third-party infringement claims, regardless of their merit.  Successful infringement claims against us may result in substantial monetary liability, may divert our management’s attention from our core business, and may disrupt our business.  In addition, if we are unsuccessful in defending such claims, we may need to obtain a license to the technology, which may not be available on acceptable terms or at all.

Your ability to influence corporate matters may be limited because our officers, directors, and affiliates will be able to control, and Ford will be able to influence, matters requiring stockholder approval and these parties may have interests that differ from yours.

As of December 31, 2004, our officers, directors, and affiliated entities, together with Ford, beneficially owned approximately 36% of the outstanding shares of our common stock.  This concentration of ownership may delay, deter, or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.  Accordingly, these stockholders collectively may be able to control all matters requiring stockholder approval and, thereby, our management and affairs.  Ford beneficially owns approximately 19% of the outstanding shares of our common stock.  As the single largest stockholder of Vastera, Ford may exercise significant influence over corporate acts requiring stockholder approval, including a merger or sale of Vastera.  Our officers, directors, and affiliated entities, together with Ford, may have interests that differ from your interests, and their decisions may negatively impact our future success.

ITEM 2.	PROPERTIES

Our principal administrative, sales, marketing, consulting services, technical support and product development facilities are located at our headquarters in Dulles, Virginia. We currently occupy approximately 51,000 square feet of office space in the Dulles facility under a lease that terminates in October 2010. We also have sales, marketing, technical support and product development facilities in: São Paulo, Brazil; Juarez, Mexico; Windsor, Ontario; and Manchester, United Kingdom.  We also lease office space for sales, marketing and consulting activities in: Frankfurt, Germany; Longmont, Colorado; outside of London in the United Kingdom; São Paulo, Brazil; and in Tokyo, Japan. Our primary Managed Services facilities are located in: Southfield, Michigan; Ft Myers, Florida; Longmont, Colorado; Mexico City, Mexico; São Paulo, Brazil; Shanghai, China; and Burlington, Ontario. We believe these facilities are suitable and provide the appropriate level of capacity for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We are periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a materially adverse effect upon our financial condition or our future operating results.

On March 14, 2001, Expeditors International of Washington, Inc. and Expeditors Tradewin, L.L.C. (collectively “Expeditors”) filed suit against us in the United States District Court for the Eastern District of Michigan, Southern Division primarily alleging that we misappropriated certain of Expeditors’ trade secrets in connection with our acquisition of Ford’s customs operations, by utilizing systems and business processes that Expeditors assisted in developing for Ford and through our employee hiring practices. In connection with acquisition of Ford’s customs operations, Ford agreed to indemnify us for intellectual property infringement claims, and Ford indemnified us in connection with this litigation.  Although Ford is obligated to indemnify us of claims of intellectual property infringement arising from the property we acquired from it, Ford is not obligated to indemnify us for legal fees arising from any claims that pertained solely to our acts, upon which certain of the claims asserted in this matter were based.  Trial in this matter commenced on July 15, 2004.  On August 4, 2004, the jury found in favor of Vastera.  In October 2004, Expeditors, the Company, and Ms. Jennifer Sharkey, a Vastera employee named as a co-defendant, mutually agreed to waive all rights to an appeal in this matter.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.01 per share, is traded on the Nasdaq National Market under the symbol “VAST.” The price range per share reflected in the table below is the highest and lowest sale price for our common stock as reported by the Nasdaq National Market during the last eight quarters.

	2004				2003
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$2.75	$3.17	$4.42	$4.50	$5.80	$6.90	$6.96	$6.30
Low	$1.50	$1.58	$2.85	$3.40	$3.16	$4.75	$3.69	$3.69

Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. Under the terms of our current loan facility with Comerica Bank, we are also restricted from declaring or paying any dividends on any class of equity securities.

On March 1, 2005, there were approximately 4,000 stockholders of record and the price per share of our common stock was $2.85.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The tables that follow presents portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. We derived the consolidated statement of operations data for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 and the balance sheet data as of December 31, 2004, 2003, 2002, 2001, and 2000 from our audited consolidated financial statements.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues:
Managed services revenues	$55,535	$55,246	$45,216	$32,765	$6,133
Software revenues	10,459	11,382	12,523	13,727	10,732
Services revenues	20,101	18,603	18,639	18,432	17,491
Total revenues	86,095	85,231	76,378	64,924	34,356
Cost of revenues:
Cost of managed services revenues	33,596	30,133	24,219	17,019	4,078
Cost of software revenues	2,759	2,671	2,533	2,406	1,353
Cost of service revenues	14,798	13,807	13,756	14,018	14,341
Operating expenses:
Sales and marketing	9,870	9,163	11,974	18,154	13,920
Research and development	11,978	11,895	13,189	14,583	12,482
General and administrative	11,803	11,023	9,608	9,053	5,923
Depreciation	5,507	5,170	4,643	3,239	2,262
Intangible amortization expense	700	2,842	2,608	22,309	6,707
Restructuring	—	(228)	3,336	—	—
Impairment of goodwill and intangible assets	—	69,005	—	—	—
In-process research and development	—	—	—	6,901	—
Stock-based compensation	46	942	2,619	5,626	10,167
Total operating expenses	39,904	109,812	47,977	79,865	51,461
Loss from operations	(4,962)	(71,192)	(12,107)	(48,384)	(36,877)
Other income (expense), net	1,096	597	922	2,937	1,056
Loss before income taxes	(3,866)	(70,595)	(11,185)	(45,447)	(35,821)
Income taxes	(453)	(583)	(173)	(306)	(8)
Net loss	(4,319)	(71,178)	(11,358)	(45,753)	(35,829)
Dividends and accretion on redeemable convertible preferred stock	—	—	—	—	(35,877)
Net loss attributable to common stockholders	$(4,319)	$(71,178)	$(11,358)	$(45,753)	$(71,706)

Net loss per share:
Basic and diluted net loss per share	$(0.10)	$(1.73)	$(0.28)	$(1.22)	$(4.90)

Weighted-average common shares outstanding	41,854	41,128	40,019	37,650	14,620
Pro forma basic and diluted net loss per share					$(1.47)

Pro forma weighted-average common shares outstanding					24,441

Pro forma net loss per common share was computed using the pro forma weighted-average number of common shares outstanding for the period. Pro forma weighted-average common shares includes the assumed conversion of all outstanding convertible preferred stock into common stock as of the beginning of the period presented.

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,005	$16,046	$23,696	$10,982	$19,693
Short-term investments	35,709	40,402	33,261	62,789	70,978
Working capital	56,760	57,308	53,548	68,339	81,478
Total assets	91,180	97,264	165,564	163,860	185,510
Long-term debt	71	698	1,078	2,344	1,787
Total stockholders’ equity	70,038	73,222	137,657	137,818	159,010

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this Report, which are deemed to be incorporated into this section.

Overview

Vastera is the worldwide leader in solutions for Global Trade Management.  We are an international company with a presence in 14 countries serving an international customer base that utilizes our solutions to manage trade worldwide.  Our solutions have been designed to enable our customers to manage efficiently and effectively the information flows associated with the cross border movement of goods and comply with the myriad of rules and regulations to which global trade is subject.

Our solutions facilitate our customers’ abilities to manage the complexities and inefficiencies inherent in global trading in a manner that allows them to capitalize on the large, highly fragmented, and rapidly growing opportunity existing in the international market.  We have three major product and services offerings, which are: TradeSphere Solutions; Trade Management Consulting; and Managed Services.  The foundation upon which our product and services offerings are based is our collection of proprietary processes, data, rules, and regulations, which we call our Global Trade Content.

Global Trade Content is our proprietary rules-based application that provides comprehensive management of trade regulations and programs, and it functions as the information repository for our entire suite of Global Trade Management solutions.  TradeSphere Solutions is our suite of software solutions that helps manage critical trade processes and provides visibility into shipment and carrier performance.  Trade Management Consulting is our consulting services offering that applies our global trade expertise and our proprietary methodologies.  Our consulting services range from performing opportunity and compliance assessments to implementing detailed strategic analyses designed to improve a customer’s global trade practices.  Managed Services is our business process outsourcing offering through which we combine our Global Trade Content, trade expertise, and technology to improve customer regulatory compliance and reduce transaction processing costs.  We offer Managed Services to address all or a portion of a customer’s global trade operations, ranging from one or more specific global trade functions to providing a complete suite of Managed Services.

The potential market into which we offer our products and services is an expansive one.  Our product and services offerings, however, are new to their targeted audience and the ultimate market size is difficult to quantify.  While our offerings are critical to a company’s remaining compliant with import and export rules and regulations, generally our offerings are not core to the business needs of a company.  This can often mean that the decision as to whether to purchase one of our solutions is predicated more on expected savings to be achieved by an entity than it is upon enhanced compliance.  In 2001 and 2002, our sales cycle averaged approximately six to nine months for software sales and nine to 12 months for Managed Services sales.  In 2003 and 2004, we experienced a lengthening of these cycle times.

During the last two years, we experienced a significant slowing in the rate at which we added new business, reflecting the extended average sales cycle and lower than expected sales of Managed Services and software.  Total revenues during this period increased modestly, especially when compared to the revenue growth rates we experienced in 2001 and 2002.  Total sales of Managed Services and software for 2003 and 2004 were lower than expected and considerably lower than what we achieved in the prior three years.  Our revenues in future periods may not increase above 2003 and 2004 levels until such time as we can accelerate the rate of our sales growth.  We expect our revenues in 2005 will decrease when compared to 2004.

In 2003, we implemented several expense reduction activities to help offset the lack of revenue growth and achieve profitability targets.

We expected that these cost reduction actions would be short in duration.  Moreover, we expected to return to normalized spending levels once new sales reached established targets.  We did not, however, achieve our anticipated sales levels and, accordingly, the desired outcome was not achieved.  The expense reduction actions taken in 2003 have slowed our progress in sales and marketing, product development and Managed Services operations.  To satisfy customer expectations better about product quality, we increased spending on operating expenses at the beginning of 2004, primarily in research and development and sales and marketing.  Additionally, to serve our Managed Services customers better, we increased spending on our Managed Services operations at the beginning of 2004, which resulted in a reduction in Managed Services gross margins.  These increased investments reduced our cash generated from operations and increased our net losses.  We assess our level of investment in our business continually and expect to decrease our level of investment over time, consistent with the needs of our changing market.

In July 2004, Visteon Corporation notified us that it would not renew its agreement for Managed Services when it expires on December 31, 2004.  We provided outsourced global trade management services to Visteon throughout North America since 2000.  Total revenues generated in 2004 from our contract with Visteon were approximately $6 million.  Revenue derived from other large customer contracts may change as we renew these contracts.  We expect our revenue in 2005 will decrease when compared to 2004 because we anticipate the amount of new business closed in 2004 and 2005 will not offset the loss of the Visteon contract.  If we also fail to reduce the expenses of our business to match lower revenues, our net losses may increase and our cash flows could be negatively impacted.

We expect the gross margin in our Managed Services business to decline in the near term.  The loss of the Visteon revenue, beginning on January 2005, will negatively impact our margin.  Over the longer term, we expect to realize productivity improvements from our investment in our infrastructure.  As we enter into large multi-year Managed Services agreements in new industry sectors or new geographic regions that require significant investments in the related infrastructure, the costs associated with these Managed Services agreements may be greater in the initial year, than in the later years, and in certain circumstances exceed the revenue recognized in the initial year when we realize productivity improvements from these infrastructure investments.  Price pressure due to increasing competition may partially offset the anticipated productivity benefits.  In addition, our large Managed Services customers expect to share in the cost reductions achieved through our efficiency gains.  Consequently, the long-term gross margins of our business are difficult to predict, but we expect them to be lower than those we have achieved historically.

In late 2004, our management team reviewed the level of investment we make in each of our product and services lines and geographic areas of presence.  We streamlined our product and services lines and consolidated and reorganized our geographic locations and will continue doing so to align the level of our investments with the lower margin rates we anticipate achieving.

Relationship with Ford Motor Company

On August 29, 2000, we acquired Ford’s global customs import operations and merged Ford’s global customs import operations into our Managed Services operations.  Ford received 8,000,000 shares of our common stock valued at approximately $79.2 million in consideration at the time of the transaction.  As of December 31, 2004, Ford owned 8,000,000 shares or approximately 19% of our common stock.

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

We are currently reviewing with Ford U.S. the scope of services we perform and the associated fees charged for these services.  As part of this review, effective June 1, 2004, we agreed to reduce the Managed Services fees charged to Ford U.S. by approximately $500,000 on an annual basis.  Additionally, in September 2004, we agreed with Ford to share some of the cost savings we obtain from achieving additional efficiencies in our European operations.  We have agreed with Ford that it will obtain the benefit of these cost savings in the form of reduced Managed Services fees if and when any such efficiencies are achieved.

For the years 2004, 2003, and 2002, Ford accounted for 30% of our total revenues.  As of December 31, 2004, and December 31, 2003, Ford accounted for 37% and 25%, respectively, of our total accounts receivable.

We reimburse Ford for expenses incurred by Ford from our use of its facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology.  In 2004, 2003, and 2002, we paid Ford approximately $3.9 million, $6.4 million, and $5.7 million, respectively, for reimbursement of these expenses.  In 2004, these payments began to decrease as we began deploying our own technology in North America.

Relationship with Lucent Technologies

In August 2001, we entered into a five-year agreement with Lucent Technologies to manage Lucent’s global trade operations in the United

States.  Subsequently, we expanded our relationship with Lucent by assuming responsibility for administering and managing Lucent’s global trade operations in other countries in North America, Europe, Brazil, and China.  For 2004 and 2003, Lucent accounted for approximately 12% and 14%, of our total revenues, respectively.

Lucent’s current agreement is transaction based, with minimums that stepdown annually.  Historically, Lucent’s transaction volumes have been below the minimum threshold, and, therefore, our revenue from the Lucent contract has declined.  The annualized step-down from 2003 to 2004 was approximately $2.2 million of revenue in the United States and Europe.  Pursuant to the terms of the Managed Services agreement, beginning in August, Lucent U.S. was permitted to terminate this agreement for convenience by providing us with six months advance notice.  Lucent has not delivered such notice, and we are currently in the process of negotiating an extension to the agreement.

Other Acquisitions

On June 19, 2003, we acquired GE’s internal U.S. customs import operations.  We also entered into a Managed Services agreement under which Vastera will manage the U.S. customs import operations for five of GE’s U.S. divisions for a minimum term of three years.  GE may terminate this agreement for convenience commencing on July 1, 2006, after providing us with six months’ advance notice.  The results of GE’s internal U.S. customs import operations have been included in our operations since July 1, 2003, the effective date of the acquisition.  In exchange for its internal U.S. customs import operations, GE received $3.0 million in cash and 51,046 shares of our common stock, valued at approximately $312,000.  The purchase price, including transaction costs of approximately $62,000, totaled approximately $3.4 million.

Recent Developments

As discussed above under “Item 1. Business—Recent Developments,” on January 6, 2005, we entered into a merger agreement with JPMorgan and JPM Merger Sub Inc., an indirect wholly-owned subsidiary of JPMorgan, pursuant to which the Merger Subsidiary will be merged with and into Vastera, with Vastera surviving the merger as an indirect wholly-owned subsidiary of JPMorgan.  Pursuant to the merger agreement, each outstanding share of our common stock will be converted into the right to receive $3.00 in cash, for a total transaction value of approximately $129 million.  A copy of the merger agreement was attached to our Current Report on Form 8-K filed with the SEC on January 7, 2005.

Consummation of the merger is subject to a number of conditions including, among others, (i) approval of the merger agreement by the requisite vote of our stockholders, (ii) receipt of required governmental approvals (including foreign regulatory approvals and approval of the OCC and Federal Reserve) and (iii) each party’s compliance with its obligations under the merger agreement.  We printed and mailed the proxy statement relating to the proposed merger to our stockholders on or about March 8, 2005.  We have scheduled a special meeting of our stockholders on March 31, 2005 to consider and vote on the approval of the merger agreement.

We and JPMorgan hope to complete the proposed merger before the end of April 2005, and perhaps sooner.  However, no assurances can be made that we will receive the necessary regulatory approvals, or satisfy the other conditions of the merger, to complete the merger by then or by July 1, 2005 (the date that either we or JPMorgan may terminate the merger agreement if the merger has not been completed by such date).  See “Item 1A.  Risk Factors If we fail to close the announced merger with JPMorgan Chase Bank or we delay the closing of the merger, it may have an adverse impact on our business.”  After the consummation of the merger, we will become a wholly-owned subsidiary of JPMorgan, and we will no longer be an independent, publicly-traded company.

Critical Accounting Policies

We consider our accounting policies related to revenue recognition, deferred revenues, internal use software and intangible assets to be critical to our business operations and the understanding of our results of operations.  The impact and associated risks related to these policies on our business operations are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a summary of significant accounting policies used in the preparation of our consolidated financial statements, see the Notes to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.  Our preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  We cannot be sure that actual results will not differ from those estimates.

Source of Revenues and Revenue Recognition Policy

Managed Services Revenues

Managed services revenues are derived from agreements that provide for transaction or services fees based on the performance and delivery of our Managed Services solutions.  Managed Services solutions include the processing of our customers’ customs and shipment entries and the classifying of customers’ goods.  Managed Services transaction arrangements are often subject to annual or quarterly minimum transaction thresholds, and revenues are recognized based on the lower of the cumulative actual transactions processed using a weighted-average transaction rate or the cumulative amount billable.  For those Managed Services transaction arrangements subject to annual minimums and for those arrangements where the amount billable for interim periods is limited to the pro-rata portion of the annual minimum, transactions processed in excess of the minimum in each period are not billable, and, therefore, revenue is not recognized until the end of the related year.  Certain Managed Services arrangements are based upon a fixed services fee.  Revenues associated with these arrangements are recognized ratably over the term of the arrangement and limited to the amounts billable.  In addition, we may receive annual gainsharing fees under certain Managed Services arrangements based on a percentage of the customer’s annual cost savings, as defined in those Managed Services arrangements.  These gainsharing fees are recognized when they become fixed and determinable.  Managed Services transaction minimums and fixed service fees are typically billed monthly.

Software Revenues

Software revenues consist of term license revenues, perpetual software license revenues, and transaction-based revenues.  We recognize revenue from the sale of software products in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition.

Term license revenues are derived from term software license arrangements in which our customers license our software products and obtain the right to unspecified enhancements on a when-and-if-available basis, ongoing support and content update services.  Content updates are significant and frequent.  Revenues are recognized ratably over the contract term.  Term license arrangements typically range from three to five years.  To the extent we host the software for our customers, the hosting fee is recognized ratably over the contract period in conjunction with the recognition of the license fee.  Term license fees are typically billed annually, quarterly or monthly.

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

Transaction-based revenues are derived from agreements that provide for transaction fees based on a customer’s usage of our software products.  Revenues from the usage of our software products are recognized as transactions occur.

We recognize revenues from arrangements with resellers beginning when the software product is sold to the end user.  Any annual transaction minimums not sold by the reseller to end customers are recognized as revenues upon the expiration of the annual minimum period.

Services Revenues

Services revenues are derived from implementation, Trade Management Consulting, and training services.  Services are performed on a time and materials basis or under fixed price arrangements.  Revenues on time and materials contracts are billed and recognized based on fixed billable rates for hours delivered, and revenues on fixed priced contracts are recognized as the services are performed, using the percentage of completion method of accounting based on the ratio of costs incurred to total estimated costs to be incurred.  Any losses on fixed price arrangements are recognized when known.

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

In accordance with SFAS No. 144, Accounting for Impairment for or Disposal of Long-Lived Assets, purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  The estimated undiscounted future cash flows of an asset takes into consideration many factors, such as current performance, future projections, and market conditions.

Management’s Disclosure of Non-GAAP Financial Measures

From time to time, our management makes public disclosures, other than in our SEC filings on Form 10-Q or Form 10-K, of certain financial measures such as pro forma earnings (loss) and EBITDA, as adjusted (as defined below), that are not considered GAAP financial measures.  On February 17, 2005, we issued a press release and included as an exhibit to a Form 8-K we filed with the SEC the same day.  This press release contained reconciliations of pro forma earnings (loss) and EBITDA, as adjusted, to our reported net loss.

Management believes that pro forma earnings (loss) is a useful supplement to GAAP financial measures as it measures our operating performance and liquidity for the reporting period because it excludes certain charges associated with past events that are either not related to current operations or not relevant to current operations and will not be in the foreseeable future.  Because we have such a significant balance of net operating losses that we will be able to carry forward and apply against future U.S. tax liabilities, we exclude income taxes from the calculation of pro forma earnings (loss).  Although we do pay income taxes on a portion of the revenues we generate, the aggregate amount of such payments is not material in relation to our net operating losses.  Until such time as we generate income from operations and have fully applied our net operating losses to future tax liabilities, which we do not expect to occur during the foreseeable future, we believe that income taxes will not be a relevant element of our operating performance.  The excluded intangible amortization expense and impairment of goodwill and intangibles are associated with identifiable intangible assets from prior acquisitions.  The excluded stock-based compensation expense consisted of deferred non-cash compensation charges recorded in connection with our initial public offering of common stock and prior acquisitions.

EBITDA, as adjusted, excludes expenses related to amortization of intangible assets, restructuring charges, impairment of goodwill and intangibles, stock-based compensation, income taxes, depreciation, amortization of revenue discounts related to customer contracts and amortization of capitalized internal-use software costs, and other income, net.  Our management uses EBITDA, as adjusted, to measure and evaluate our operating performance and liquidity, because it reflects the resources available from the reporting period’s operations for operating and strategic opportunities.  These opportunities include investing in the business, meeting financing obligations, making strategic acquisitions, and paying other cash obligations.  Therefore, management believes EBITDA, as adjusted, is an appropriate measure by which to evaluate our operating performance and liquidity.

Pro forma earning (loss) and EBITDA, as adjusted, however, should be considered in addition to, and not as a substitute for or as being superior to, operating net losses, cash flows, or other measures of financial performance prepared in accordance with U.S. GAAP.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Revenues

	For the Year Ended December 31,
	2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)
Managed services	$55,535	65%	$55,246	65%	$289	—%
Software	10,459	12	11,382	13	(923)	(8)
Services	20,101	23	18,603	22	1,498	8
Total revenues	$86,095	100%	$85,231	100%	$864	1%

Managed services revenues.  We derive Managed Services revenues from agreements that provide for transaction or service fees based on our performance of Managed Services.

The increase in Managed Services revenues from 2003 to 2004 primarily resulted from the following:

•                                          Favorable effect from changes in foreign currency exchange rates;

•                                          Revenue from our new contract with GE, which began on July 1, 2003;

•                                          Higher nonrecurring project-based work in the first and fourth quarters of 2004;

•                                          Other new business revenue from customer contracts signed in 2003 and 2004; primarily offset by

•                                          A reduction in revenue from the effect of Lucent and a few other contract transaction minimum step-downs.

Our top five Managed Services customers accounted for 89% and 91% of our Managed Services revenues in 2004 and 2003, respectively.  Our non-US managed services revenues increased to $16.2 million in 2004 from approximately $14.3 million recognized in 2003.  This increase resulted from new customer contracts in Europe and Brazil.  The favorable effect on revenues from changes in foreign currency exchange rates between 2004 and 2003 was approximately $754,000 of managed service revenues.

We expect non-US managed services revenues to continue to increase as a percentage of managed services revenues in the future.  We expect 2005 managed services revenue to be lower than 2004 because we do not anticipate that the new business closed in 2004 and 2005 will offset the loss of the Visteon contract.

Software revenues.  Software revenues consist of term license revenues, perpetual software license revenues, maintenance revenues, and transaction-based revenues.

The decrease in revenues resulted primarily from the expiration of a $2.5 million annual license fee from a Japanese customer, the drop-off of fully recognized revenue from perpetual licenses sold in prior years, and maintenance cancellations.  These declines were partially offset by  software revenues from new customers.  Our top five software customers accounted for 21% and 37% of our total software revenues for 2004 and 2003, respectively.

We expect software revenues in 2005 to increase over 2004.

Services revenues.  We derive services revenues from the implementation of software for our customers, management consulting, and training services.

Our services revenues fluctuate from quarter to quarter based on many factors, such as demand by our customers, the number of billable days in a quarter, utilization, and the number of new software contracts executed in recent quarters.  Historically, less than 30% of our services revenues have been derived from implementation services performed in connection with new software license sales.  The increase in revenues was driven by our Trade Management Consulting business and the increase in implementation project work with several customers.

Our five largest services customers accounted for 55% and 48% of our services revenues for 2004 and 2003, respectively.  We expect services revenues to increase in 2005 driven by the continued growth of our Trade Management Consulting business.

Cost of Revenues

	For the Year Ended December 31,
	2004		2003
	Amount	Percent of Segment Revenues	Amount	Percent of Segment Revenues	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)
Cost of revenues:
Managed services	$33,596	60%	$30,133	55%	$3,463	11%
Software	2,759	26	2,671	23	88	3
Services	14,798	74	13,807	74	991	7
Total cost of revenues	$51,153	59%	$46,611	55%	$4,542	10%

Cost of managed services revenues.  Cost of managed services revenues consist of salaries and related expenses, reimbursed expenses to Ford and amortization of capitalized internal use software costs related to implementation and integration of our trade management platform to our Managed Services operation.

The cost increase in absolute dollars and as a percentage of managed services revenues was largely due to the additional investment we have made in our Managed Service business, several new contracts with lower profit margins than our earlier contracts and the effect on costs from changes in foreign currency exchange rates.  These costs were partially offset by efficiencies we achieved in our U.S. operations as we migrated from Ford’s technology systems to our own.

We expect cost of managed services revenues to increase as a percent of managed services revenues in 2005 due to the loss of our contract with Visteon.

Cost of software revenues.  Cost of software revenues includes royalties owed to third parties for technology products integrated into our software products, as well as the cost of salaries and related expenses for our software customer support organization.

The increase as a percentage of software revenues resulted from a reduction in our software revenues.  Costs associated with personnel were also slightly higher when compared to the prior year.  We expect cost of software revenue in 2005 to be relatively consistent with 2004.

Cost of services revenues.  Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting and training services provided to customers, as well as the cost of third parties contracted to provide either implementation services or Trade Management Consulting to our customers.

From period to period as customer demand fluctuates, the cost of services revenues will fluctuate based on actions we take to align our personnel capacity with demand, such as changes in our use of subcontractors, delays or accelerations of hiring personnel and the temporary deployment of resources to or from other business segments.  The increase in cost of services revenues over the prior year resulted from higher personnel and other resource costs.

We expect cost of services revenues to increase in 2005 due to the continued growth of our Trade Management Consulting practice.

Operating Expenses

	For the Year Ended December 31,
	2004		2003
	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$9,870	11%	$9,163	11%	$707	8%
Research and development	11,978	14	11,895	14	83	1
General and administrative	11,803	14	11,023	13	780	7
Depreciation	5,507	6	5,170	6	337	7

Sales and marketing.  Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, public relations, trade shows and travel expenses related to both promotional events and direct sales efforts.

The increase in sales and marketing expenses primarily resulted from an increase in marketing personnel and associated personnel costs, an increase in marketing programs and an increase in bad debt expense.

In 2005, we anticipate sales and marketing expense to decrease from 2004.

Research and development.  Research and development expenses consist primarily of salaries, benefits, and equipment for personnel who develop and support software for external sale and use in our Managed Services business.

The increase in research and development expenses were primarily from increased costs associated with the use of technology consultants and subcontractors, partially offset by a decrease in headcount.

In 2005, we expect research and development costs to be lower than 2004 as we focus our investments and utilize off-shore development capabilities.

General and administrative.  General and administrative expenses consist primarily of salaries, benefits, outside accounting, legal, insurance fees and related costs for executive, finance, legal, human resources, administrative and information services personnel.

The increase in general and administrative expense resulted from an increase in corporate insurance costs, an increase in the number of accounting and finance staff and work related to Sarbanes-Oxley compliance.

We expect general and administrative expenses to increase slightly in 2005.

Depreciation.  The increase resulted from the depreciation of additional fixed assets we purchased to build the technology infrastructure needed to support our business.  Most of these new assets were acquired to build out our data center.

We expect our depreciation expense to decrease in absolute dollars in 2005 as significant investments that we made in 2001 and 2002 become fully depreciated.

	For the Year Ended December 31,
	2004		2003
	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)

Intangible amortization expense	$700	1%	$2,842	3%	$(2,142)	(75)%
Restructuring	—	—	(228)	—	228	100
Impairment of goodwill and intangible assets	—	—	69,005	81	(69,005)	(100)
Stock-based compensation	46	—	942	1	(896)	(95)

Intangible amortization expense.  During the fourth quarter of 2003, we recognized impairment charges of approximately $6.1 million related to intangible assets.  As a result, amortization expense decreased significantly in 2004.

As a result of the 2003 impairment charges we previously described, we expect amortization of intangibles in future periods to be approximately $456,000, $384,000, $90,000, and $41,000 for the years ending December 31, 2005, 2006, 2007, and 2008, respectively.

Restructuring.  During the fourth quarter of 2003, we negotiated a favorable buy-out of a lease on one of our facilities that we closed in 2002.  Accordingly, we recorded a benefit of $228,000, the difference between our estimated cost and the ultimate liability that we incurred.  In 2004, we paid all remaining obligations associated with our 2002 restructuring.  As of December 31, 2004, the restructuring reserve balance was zero.

Impairment of goodwill and intangible assets.  During the fourth quarter of 2003, we recorded a $69.0 million impairment of goodwill and intangible assets associated with our prior acquisitions. This impairment resulted from our annual assessment of the value of goodwill and intangible assets.

Stock-based compensation.  Our stock-based compensation resulted from options issued to employees prior to our initial public offering in 2000 with exercise prices less than fair value and from options issued to employees in connection with a 2001 acquisition.  We recorded stock-based compensation on an accelerated basis.  Because we have not issued options below market value since 2000 or issued options in connection with an acquisition since the 2001 acquisition, the expense incurred during 2004 was lower than the expense incurred during 2003.  The deferred compensation balance was zero as of December 31, 2004.  We expect stock-based compensation to increase in 2005 in connection with the adoption of SFAS No. 123R

Other Income (Expense) and Income Taxes

	For the Year Ended December 31,
	2004	2003	Increase (Decrease)
	(in thousands)	(in thousands)	(in thousands)

Other income (expense), net	$1,096	$597	$499	84%
Income taxes	(453)	(583)	(130)	(22)

Other income (expense), net.  Other income (expense), net fluctuates based on the amount of cash balances available for investment, borrowings under our lines of credit, interest and other expenses related to our equipment borrowings, and any realized gains and losses on investments.

The increase in 2004 resulted from the license of our source code for one of our discontinued products.  This increase was partially offset by lower interest income resulting from lower investment balances and lower interest rates.

Income taxes.  In 2004 and 2003, our income tax provision was comprised of federal, state, and foreign taxes. In 2004, the federal tax provision resulted from the limitation applied to net operating losses for alternative minimum tax purposes.

We have recorded a valuation allowance for the full amount of our net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.   As of December 31, 2004, we had approximately $70.5 million of net operating losses for federal income tax purposes, which may be carried forward to offset future taxable income, subject to ownership change limitations. As defined under the Internal Revenue Code, substantial changes in our ownership have occurred. As a result, future utilization of these net operating carryforwards that we accumulated prior to the change in ownership are subject to annual limitations. As of December 31, 2004, $10.3 million of the net operating loss carryforwards were attributable to income tax deductions related to exercise of stock options and the remainder to operating activities. Federal net operating loss carryforwards may be used to offset up to 90% of our alternative minimum taxable income. As of December 31, 2004, we had alternative minimum tax and research and development tax credit carryforwards of approximately $119,000 and $1.6 million respectively. As of December 31, 2004, we also had approximately $39.5 million of foreign net operating losses, which may be carried forward to offset future taxable income. The net operating loss and research and development tax credit carryforwards will begin to expire in 2011.  The foreign net operating loss carryforwards will begin to expire in  2008.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Revenues

	For the Year Ended December 31,
	2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Increase (Decrease)
	(in thousands)		(in thousands)		(in thousands)

Managed services	$55,246	65%	$45,216	59%	$10,030	22%
Software	11,382	13	12,523	16	(1,141)	(9)
Services	18,603	22	18,639	25	(36)	—
Total revenues	$85,231	100%	$76,378	100%	$8,853	12%

Managed services revenues.

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

•                                          A reduction in revenue from the effect of a few contract transaction minimum step-downs in 2003 because, in some of our transaction-based managed services contracts, the minimum number of guaranteed transactions declines over time. To the extent the minimum volumes step-down over time and the customer transaction volumes are below the minimum, our revenues decrease over that time period.

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

Software revenues.

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

Cost of managed services revenues.

The cost increase in absolute dollars and as a percentage of managed services revenues was largely due to our European expansion and several new contracts with lower profit margins than our earlier contracts. These costs were partially offset by efficiencies we achieved in our U.S. operations as we migrated from Ford’s technology systems to our own following our acquisition of Ford’s global customs operations.

Cost of software revenues.

The slight cost increase was largely due to our investment in our customer support infrastructure. The increase as a percentage of software revenues results from our additional investment in our customer support infrastructure to support our new product offerings, as well as a reduction in our software revenues.

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

Research and development.

The decrease in research and development costs also was primarily from cost actions we took, principally personnel reductions. These actions included a reduction in personnel and the transfer of some of our research and development activities to locations with lower labor costs.

General and administrative.

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

Stock-based compensation.

Our stock based compensation resulted from options issued to employees prior to our initial public offering in 2000 with exercise prices less than fair value and from options issued to employees in connection with our acquisition of Speed Chain Networks, Inc. in 2001. We record stock based compensation on an accelerated basis and, accordingly, the 2003 expense was lower than the 2002 expense.

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

We made the final payment of the term loan balance during 2004.  The balance under the term loan was zero and approximately $1.0 million as of December 31, 2004 and December 31, 2003, respectively.

We may borrow up to $10 million under the Line of Credit, with a $2.5 million sub-limit for the issuance of letters of credit.  Advances under the Line of Credit are limited to the lesser of $10 million or 80% of eligible accounts receivable, as defined in the loan agreement.  The Line of Credit bears interest at the bank’s prime rate (5.00% as of December 31, 2004).  The Line of Credit matured in July 2004.  There were no outstanding balances under the Line of Credit as of December 31, 2003 and 2004.

In the first and third quarters of 2003, we borrowed approximately $614,000 and $488,000, respectively against the equipment line of credit.  The availability under the Equipment Line of Credit expired in July 2003.  Commencing on July 31, 2003, interest and principal began to be payable in monthly installments on all borrowings made under the Equipment Line of Credit.

In July 2004, we renewed our existing Line of Credit for $10 million, with a $2.5 million sub-limit for the issuance of letters of credit, and obtained a new Equipment Line of Credit for $5 million with Comerica Bank.  The renewed Line of Credit will mature in July 2006 and the renewed Equipment Line of Credit will mature three years from the date of the general equipment or software purchases.  The outstanding balance, which is also the current portion of the balance under the new Equipment Line of Credit, was approximately $308,000 as of December 31, 2004, and the outstanding balance and current portion of such balance were $796,000 and $490,000, respectively as of December 31, 2003.  The renewed Equipment Line of Credit has two interest-only payment periods and bears interest at the bank’s prime rate plus 50 basis points (5.50% as of December 31, 2004).

The terms of the renewed Line of Credit and the renewed Equipment Line of Credit require us to comply with several financial covenants, including restrictions and limitations on future indebtedness, sale of assets and material changes in our business.  Through December 31, 2004, we were in compliance with the covenants of this credit facility.

Leases

We lease office equipment under various non-cancelable capital leases with 36- to 48- month repayment periods.  As of December 31, 2004 and December 31, 2003, capital lease obligations were approximately $383,000 and $764,000, respectively.  Approximately $312,000 and $372,000 of the capital lease obligation balance was current as of December 31, 2004, and December 31, 2003, respectively.  Property and equipment includes approximately $925,000 of equipment under capital lease arrangements at December 31, 2004 and December 31, 2003.  Related accumulated depreciation was approximately $556,000 and $247,000 at December 31, 2004 and December 31, 2003, respectively.

We lease various equipment and office space under operating leases that expire at various dates through 2010. In addition to base rent, we are responsible for certain taxes, utilities, and maintenance costs.

Aggregate Contractual Obligations

	Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years

Line of credit obligations	$425	$425	$—	$—	$—
Capital lease obligations	383	312	71	—	—
Operating lease obligations	11,986	3,523	4,306	2,974	1,183
Total	$12,794	$4,260	$4,377	$2,974	$1,183

Off- Balance Sheet Arrangement and Guarantees

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

We are not party to any off-balance sheet arrangements.

Cash Flows

	For the Year Ended December 31,
	2004	2003
	(in thousands)

Cash and cash equivalents and short-term investments, end of year	$52,714	$56,448
Cash and cash equivalents and short-term investments, beginning of year	56,448	56,957
Net decrease in cash and cash equivalents and short-term investments	$(3,734)	$(509)

The main reasons for the changes in cash and cash equivalents and short-term investments from 2003 to 2004 were:

•                                          Decreased cash provided by operations in 2004;

•                                          Increased capital expenditures in 2004;

•                                          Weaker operating results offset by (1) lower depreciation and amortization and (2) improved working capital;

•                                          Decreased proceeds received from the exercise of stock options and issuance of stock for the employee stock purchase plan; and

•                                          Decreased cost of acquisitions since there were no acquisitions in 2004.

Future Cash Investment Needs

We intend to continue investing in the expansion of our business, particularly to build out our global platform and infrastructure.  Additionally, we spent more on our Managed Services operations in 2004 than we did in 2003.  Our future liquidity and capital requirements will depend on numerous factors, including:

•                                          The costs and timing of our sales and marketing activities;

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.”  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values.  The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument.  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  SFAS No. 123R is effective as of the first interim period that begins after June 15, 2005.  We have not yet determined the magnitude of the impact of additional compensation expense of SFAS No. 123R on our results of operations.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We develop the majority of our solutions in the United States and market them in North America, and to a lesser extent, in Europe, Latin America, and the Asia-Pacific region. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With most of our sales being generated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

We currently do not use financial instruments to hedge the operating expenses of our foreign subsidiaries. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.  Outstanding balances under our revolving line of credit arrangement with Comerica Bank exposes us to interest rate risk if the prime rate increases. We had approximately $425,000 in variable rate debt as of December 31, 2004. Our interest income is sensitive to changes in U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. We do not hold or issue derivative securities, derivative commodity instruments, or other financial instruments for trading purposes. Therefore, no quantitative tabular disclosures are required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and related notes thereto, of Vastera and the Reports of Independent Registered Public Accounting Firm are filed as part of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Vastera Inc.:

We have audited the accompanying consolidated balance sheets of Vastera Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, statements of changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2004 and 2003.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vastera Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule for the years ended December 31, 2004 and 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

McLean, Virginia
March 15, 2005

VASTERA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$17,005	$16,046
Short-term investments	35,709	40,402
Accounts receivable, net of allowance for doubtful accounts of $1,315 and $994, respectively	18,491	17,599
Prepaid expenses and other current assets	3,995	4,212
Total current assets	75,200	78,259
Property and equipment, net	8,633	10,806
Intangible assets, net	971	1,863
Goodwill	5,044	5,044
Deposits and other assets	1,332	1,292
Total assets	$91,180	$97,264

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit and capital lease obligations, current	$737	$1,867
Accounts payable	1,331	921
Accrued expenses	4,373	5,260
Accrued compensation and benefits	3,795	3,452
Deferred revenue, current	8,204	9,451
Total current liabilities	18,440	20,951
Long-term liabilities:
Line of credit and capital lease obligations, net of current portion	71	698
Deferred revenue, net of current portion	2,631	2,393
Total liabilities	21,142	24,042

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Common stock, $0.01 par value; 100,000 shares authorized; 42,249 and 41,745 shares issued and outstanding, respectively	422	417
Additional paid-in capital	328,336	327,234
Accumulated other comprehensive loss	(733)	(715)
Deferred compensation	—	(46)
Accumulated deficit	(257,987)	(253,668)
Total stockholders’ equity	70,038	73,222
Total liabilities and stockholders’ equity	$91,180	$97,264

The accompanying notes are an integral part of these consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Managed services revenues	$55,535	$55,246	$45,216
Software revenues	10,459	11,382	12,523
Services revenues	20,101	18,603	18,639
Total revenues	86,095	85,231	76,378
Cost of revenues:
Cost of managed services revenues (excluding stock-based compensation of $1, $26, and $73, respectively)	33,596	30,133	24,219
Cost of software revenues (excluding stock-based compensation of $0, $4, and $13, respectively)	2,759	2,671	2,533
Cost of services revenues (excluding stock-based compensation of $6, $132, and $366, respectively)	14,798	13,807	13,756
Operating expenses:
Sales and marketing (excluding stock-based compensation of $19, $378, and $1,051, respectively)	9,870	9,163	11,974
Research and development (excluding stock-based compensation of $4, $92, and $255, respectively)	11,978	11,895	13,189
General and administrative (excluding stock-based compensation of $16, $310, and $861, respectively)	11,803	11,023	9,608
Depreciation	5,507	5,170	4,643
Intangible amortization expense	700	2,842	2,608
Restructuring	—	(228)	3,336
Impairment of goodwill and intangible assets	—	69,005	—
Stock-based compensation	46	942	2,619
Total operating expenses	39,904	109,812	47,977
Loss from operations	(4,962)	(71,192)	(12,107)
Other income (expense):
Interest and other income	1,261	698	1,362
Interest and other expense	(165)	(101)	(440)
Total other income (expense)	1,096	597	922
Loss before income taxes	(3,866)	(70,595)	(11,185)
Income taxes	(453)	(583)	(173)

Net loss attributable to common stockholders	$(4,319)	$(71,178)	$(11,358)

Basic and diluted net loss per common share	$(0.10)	$(1.73)	$(0.28)

Weighted-average common shares outstanding	41,854	41,128	40,019

The accompanying notes are an integral part of these consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Comprehensive Income (Loss)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Total
		Shares	Amount

Balance, December 31, 2001		38,692	$387	$311,930	$240	$(3,607)	$(171,132)	$137,818

Net loss	(11,358)	—	—	—	—	—	(11,358)	(11,358)
Foreign currency translation adjustment	(2,254)	—	—	—	(2,254)	—	—	(2,254)
Net unrealized loss on investments	(266)	—	—	—	(266)	—	—	(266)

Comprehensive loss	$(13,878)

Exercise of stock options		965	10	2,530	—	—	—	2,540
Amortization of deferred stock compensation		—	—	—	—	2,619	—	2,619
Issuance of common stock in connection with acquisition		473	4	7,000	—	—	—	7,004
Issuance of common stock for employee stock purchase plan		360	4	1,550	—	—	—	1,554

Balance, December 31, 2002		40,490	$405	$323,010	$(2,280)	$(988)	$(182,490)	$137,657

Net loss	(71,178)	—	—	—	—	—	(71,178)	(71,178)
Foreign currency translation adjustment	1,638	—	—	—	1,638	—	—	1,638
Net unrealized loss on investments	(73)	—	—	—	(73)	—	—	(73)

Comprehensive loss	$(69,613)

Exercise of stock options		876	8	2,742	—	—	—	2,750
Amortization of deferred stock compensation		—	—	—	—	942	—	942
Issuance of common stock in connection with acquisition		51	1	311	—	—	—	312
Issuance of common stock for employee stock purchase plan		328	3	1,171	—	—	—	1,174

Balance, December 31, 2003		41,745	$417	$327,234	$(715)	$(46)	$(253,668)	$73,222

Net loss	(4,319)	—	—	—	—	—	(4,319)	(4,319)
Foreign currency translation adjustment	94	—	—	—	94	—	—	94
Net unrealized loss on investments	(112)	—	—	—	(112)	—	—	(112)
Comprehensive loss	$(4,337)

Exercise of stock options		118	1	323	—	—	—	324
Amortization of deferred stock compensation		—	—	—	—	46	—	46
Issuance of common stock for employee Stock purchase plan		386	4	779	—	—	—	783
Balance, December 31, 2004		42,249	$422	$328,336	$(733)	$—	$(257,987)	$70,038

The accompanying notes are an integral part of these consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net loss	$(4,319)	$(71,178)	$(11,358)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	46	942	2,619
Depreciation and intangible amortization expense	6,207	8,012	7,251
Provision for allowance for doubtful accounts	674	372	604
Impairment of goodwill and intangible assets	—	69,005	—
Amortization of revenue discount related to customer contracts	240	320	300
Amortization of capitalized internal-use software costs	749	502	—
Asset disposal	96	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,335)	996	(4,783)
Prepaid expenses and other current assets	111	(1,518)	(54)
Deposits and other assets	78	(346)	(460)
Accounts payable and accrued expenses	(578)	(5,250)	1,400
Accrued compensation and benefits	365	1,861	(3,020)
Deferred revenue	(956)	(196)	2,755
Net cash provided by (used in) operating activities	1,378	3,522	(4,746)
Cash flows from investing activities:
Acquisitions of subsidiaries	—	(3,000)	(5,682)
Net sales (purchases) of short-term investments	4,581	(7,214)	29,262
Acquisition of property and equipment	(3,954)	(3,334)	(7,393)
Net cash provided by (used in) investing activities	627	(13,548)	16,187
Cash flows from financing activities:
Proceeds from the exercise of stock options and issuance of common stock for the employee stock purchase plan	1,107	3,924	4,094
Principal payments on long-term debt	(1,965)	(2,730)	(2,712)
Proceeds from line of credit	208	1,102	—
Net cash provided by financing activities	(650)	2,296	1,382
Effect of foreign currency exchange rate changes on cash and cash equivalents	(396)	80	(109)
Net increase (decrease) in cash and cash equivalents	959	(7,650)	12,714
Cash and cash equivalents, beginning of year	16,046	23,696	10,982
Cash and cash equivalents, end of year	$17,005	$16,046	$23,696

The accompanying notes are an integral part of these consolidated financial statements.

VASTERA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.                                      The Company:

Nature of the Business

Vastera, Inc. (“Vastera” or the “Company”) is a provider of solutions for Global Trade Management and was incorporated in Virginia in November 1991 under the name Export Software International, Inc. The Company reincorporated in Delaware in July 1996 and changed its name to Vastera, Inc. in June 1997. The Company’s principal solutions offerings include software solutions, Trade Management Consulting, and Managed Services. Managed Services range from management of a specific global trade function to providing complete management of a customer’s global trade operations. The Company has operations in the United States, Belgium, Brazil, Canada, China, France, Germany, Ireland, Japan, Mexico, the Netherlands, Poland, Spain, and the United Kingdom.

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

On January 6, 2005, the Company entered into an Agreement and Plan of Merger with JPMorgan Chase Bank, National Association (“JPMorgan”) and JPM Merger Sub Inc., an indirect wholly-owned subsidiary of JPMorgan, providing for the acquisition of Vastera by JPMorgan pursuant to a merger of the Merger Subsidiary with and into Vastera, with Vastera surviving the merger as an indirect wholly-owned subsidiary of JPMorgan.  Upon completion of the merger, each ordinary share of Vastera will be exchanged for $3.00 in cash.  The consummation of the merger is subject to various conditions, including approval by the Company’s stockholders.  The Company anticipates that the merger will be consummated in April 2005 for a total transaction value of approximately $129 million.

Acquisitions

As discussed in Note 3, in December 2003, the Company recorded an impairment charge related to goodwill and certain intangible assets acquired in these and other acquisitions.

2003 Acquisition

On June 19, 2003, the Company acquired General Electric Company’s (“GE”) internal U.S. customs import operations. The Company also entered into a Managed Services agreement pursuant to which the Company will manage the U.S. customs import operations for five of GE’s U.S. divisions for a minimum term of 3 years. The results of GE’s internal U.S. customs import operations are included in the Company’s operations beginning July 1, 2003, the effective date of the acquisition.

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

The following unaudited pro forma information (in thousands) has been prepared as if the 2002 acquisitions had occurred as of January 1, 2002.

Pro Forma for the Year Ended December 31, 2002
(unaudited)

Total revenues	$77,005
Net loss	(11,677)
Pro forma basic and diluted loss per common share	(0.29)

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

Managed Services Revenues

Managed services revenues are derived from agreements that provide for transaction or services fees based on the performance and delivery of the Company’s Managed Services solutions. Managed Services solutions include the processing of the Company’s customers’ customs entries and the classifying of customers’ goods. Managed Services transaction arrangements are often subject to annual or quarterly minimum transaction thresholds and revenues are recognized based on the lower of the cumulative actual transactions processed using a weighted-average transaction rate or the cumulative amount billable for the period. For those Managed Services transaction arrangements subject to annual minimums and for those arrangements where the amount billable for interim periods is limited to the pro-rata portion of the annual minimum, transactions processed in excess of the minimum in each period are not billable, and, therefore, revenue is not recognized until the end of the related year. Certain Managed Services arrangements are based upon a fixed services fee.  Revenues associated with these arrangements are recognized ratably over the term of the arrangement and limited to the amounts billable.  In addition, the Company may receive annual gainsharing fees under certain Managed Services arrangements based on a percentage of the customers’ annual cost savings, as defined in those Managed Services arrangements. These gainsharing fees are recognized when they become fixed and determinable.

Software Revenues

Software revenues consist of term license revenues, perpetual software license revenues, and transaction-based revenues. The Company recognizes revenue from the sale of software products in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition.

Term license revenues are derived from term software license arrangements in which the Company’s customers license its software products and obtain the right to unspecified enhancements on a when-and-if-available basis, ongoing support and content update services. Content updates are significant and frequent.  Revenues are recognized ratably over the contract term. Term license arrangements typically range from three to five years. To the extent the Company hosts the software for its customers, the hosting fee is recognized ratably over the contract period in conjunction with the recognition of the license fee.

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

Transaction-based revenues are derived from arrangements that provide for transaction fees based on a customer’s usage of the Company’s software products. Revenues from the usage of its software products are recognized as transactions occur.

The Company recognizes revenues from arrangements with resellers beginning when the software product is sold to the end user. Any annual transaction minimums not sold by the reseller to the end customers are recognized as revenues upon the expiration of the annual minimum period.

Services Revenues

Services revenues are derived from software implementation, Trade Management Consulting and training services. Services are performed on a time and materials basis or under fixed price arrangements. Revenues on time and materials contracts are recognized based on fixed billable rates for hours delivered, and revenues on fixed priced contracts and are recognized as the services are performed, using the percentage of completion method of accounting based on the ratio of costs incurred to total estimated costs to be incurred. Losses on fixed-price arrangements are recognized when known.

For multiple-element arrangements where the Company provides both software and services, the Company defers the service fee, based on vendor-specific objective evidence, and recognize it as the services are performed.

Deferred Revenues

Deferred revenues include amounts billed to customers for revenues that have not been recognized and generally result from billed, but deferred license revenues and services not yet performed. Deferred revenues are recognized on a monthly basis over the term of the agreement, the remaining economic life of the product, or when the services are performed.

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

Cost of services revenues includes the cost of salaries and related expenses for implementation, management consulting and training services provided to customers, as well as the cost of third parties contracted to provide either application consulting or implementation services or Trade Management Consulting to the Company’s customers.

Internal Use Software

In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs associated with the implementation and integration of its trade management platform to its Managed Services operations. The Company capitalized approximately $751,000 and $696,000 of direct labor costs in 2004 and 2003, respectively, related to the certain capitalizable tasks including the technical design, system configuration and testing phases of the integration process. Judgment is involved in determining which development tasks associated with the platform integration are capitalizable pursuant to SOP 98-1. These costs are amortized as costs of managed services revenues over three years and amortization commences upon the completion of the integration to the Vastera platform. Total amortization expense in 2004 and 2003 was approximately $749,000 and $502,000, respectively. Net capitalized costs were approximately $1.7 million as of December 31, 2004 and 2003.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds, commercial paper, government/federal notes and bonds, and certificates of deposit.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash and cash equivalents, investments, accounts receivable, accounts payable, the line of credit, and capital lease obligations approximate their fair value due to the relatively short duration of the instruments.

Accounts Receivable and Allowance for Doubtful Accounts

As of December 31, 2004 and 2003, the Company had approximately $104,000 and $485,000, respectively, of unbilled revenue included in accounts receivable.  Unbilled amounts primarily relate to services performed but not yet billed under fixed price services arrangements.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Investments

The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers all of its investments to be available-for-sale. Investments consist of commercial paper and government/federal notes and bonds with maturities greater than 90 days. Investments are carried at fair market value.

Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

In 2004, 2003, and 2002, the Company recognized net unrealized losses on investments in debt securities of approximately $112,000, $73,000, and $266,000, respectively, as a component of stockholders’ equity.

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

As of December 31, 2004 and 2003, Ford Motor Company (“Ford”) accounted for 37% and 25%, respectively, of total accounts receivable.

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

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. In connection with the adoption of SFAS No. 142, as a first step, the Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. In the second step, the Company would have been required to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill would have been determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation would have been the implied fair value of the reporting unit goodwill. To the extent the implied fair value of this reporting unit exceeded its carrying amount, the Company would be required to recognize an impairment charge.

Prior to the January 1, 2002, goodwill was amortized on a straight-line basis over its expected economic life, generally four or five years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through the undiscounted future operating cash flows of the acquired operation.

On January 1, 2002, in accordance with SFAS No. 141, the Company reclassified its assembled workforce intangible assets to goodwill. Prior to January 1, 2002, assembled workforce intangibles were amortized on a straight-line basis over two or three years. The value assigned to the assembled workforce in the acquisition of Ford’s global customs import operation was allocated to each country in which the Company acquired Ford’s global customs import operations, based upon the number of employees in that country. The related amortization was recorded over three years from the date the Company assumed Ford’s customs import operations in that country.

All other intangible assets are amortized on a straight-line basis over its expected economic life, generally one to five years. The value assigned to the Ford contract in connection with the Ford acquisition is being amortized as a discount to revenue over the minimum term of the contract.

Long-Lived Assets

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

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

Software Development Costs

In accordance with SFAS No. 86, Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of the Company’s products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant, and therefore, the Company has not capitalized any software development costs related to software products developed for third party sales.

Research and Development

Research and development costs are expensed as incurred. Research and development costs were approximately $12 million, $11.9 million, and $13.2 million in 2004, 2003, and 2002, respectively.

Stock Options

The Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Plans. No options granted during the years ended December 31, 2004, 2003, and 2002 were granted with exercise prices that were less than fair value. The Company had deferred compensation balances from options issued prior to 2001. The deferred compensation has been recognized over the vesting period of the related options using an accelerated method. In 2004, 2003, and 2002, the Company recognized compensation expense of approximately $46,000, $942,000, and $2,619,000, respectively.

Had compensation expense for the Company’s 1996 Plan, 2000 Plan and Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

	Years ended December 31,
	2004	2003	2002

Net loss applicable to common stockholders, as reported	$(4,319)	$(71,178)	$(11,358)
Add: stock-based compensation included in net loss, net of tax	46	942	2,619
Deduct: stock-based compensation determined under the fair value method for all awards, net of tax	(7,064)	(16,384)	(14,699)
Pro forma net loss	$(11,337)	$(86,620)	$(23,438)
Pro forma net loss per common share	$(0.27)	$(2.11)	$(0.59)

For purposes of the SFAS No. 123 disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the years ended December 31, 2004, 2003 and 2002:

	Years ended December 31,
	2004	2003	2002

Dividend yield	0%	0%	0%
Expected volatility	77-101%	100-120%	118%
Average risk-free interest rate — 2000 Plan	2.80-3.81%	1.66-3.25%	3.06%
Average risk-free interest rate — Employee Stock Purchase Plan	1.68-2.50%	0.98-1.02%	1.06%
Expected term 2000 Plan	5 years	3-5 years	3 years
Expected term Employee Stock Purchase Plan	6 months	6 months	6 months

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share includes the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2004, 2003 and 2002, options to purchase approximately 8,148,000, 8,436,000, and 4,776,000 shares of common stock were outstanding, respectively. Due to the anti-dilutive effect of the options, they have been excluded from on the calculation of weighted-average shares for diluted earnings per share. As a result, the basic and diluted loss per share amounts are identical.

Foreign Currency Translation

The Company’s functional currency in all foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains, and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive loss in stockholders’ equity. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. The Company incurred a gain (loss) included in comprehensive income (loss) in the accompanying consolidated financial statements of approximately $94,000, $1,638,000, and $(2,254,000), from translation of its foreign subsidiary’s assets and liabilities into U.S. dollars in 2004, 2003, and 2002, respectively. There were no material gains and losses from foreign currency exchange transactions for the same periods.

Comprehensive Loss

As of December 31, 2004, 2003 and 2002, accumulated other comprehensive loss includes unrealized gains and losses on investments and foreign currency translation adjustments. As of December 31, 2004 and 2003, accumulated net unrealized gain/(loss) on available for sale investments was approximately $(5,000) and $107,000, respectively. As of December 31, 2004 and 2003, accumulated foreign currency translation adjustment was a loss of approximately $728,000 and $822,000, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.”  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values.  The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument.  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  SFAS No. 123R is effective as of the first interim period that begins after June 15, 2005.  The Company has not yet determined the magnitude of the impact of additional compensation expense of SFAS No. 123R on its results of operations.

3.                                      Goodwill and Intangible Assets

Goodwill as of December 31, 2004 and 2003 is as follows (in thousands):

	December 31,
	2004	2003

Goodwill	$5,044	$5,044
Less — Accumulated amortization	—	—
Goodwill	$5,044	$5,044

Intangible assets as of December 31, 2004 and 2003, consists of the following (in thousands):

	December 31,
	2004	2003

Acquired technology and know-how	$1,484	$1,484
Customer contracts	379	379
	1,863	1,863
Less — Accumulated amortization	(892)	—
Intangible assets, net	$971	$1,863

Amortization expense of intangible assets in 2004, 2003, and 2002, was approximately $700,000, $2.8 million, and $2.6 million, respectively.  In the aggregate, amortization for future periods is expected to be approximately $456,000, $384,000, $90,000, and $41,000 for the years ending December 31, 2005, 2006, 2007, and 2008, respectively.

In December 2003, the Company recorded a charge of $69.0 million for the impairment of goodwill and intangible assets associated with its prior acquisitions.  The impairment resulted from the Company’s annual review of goodwill and intangible assets, which considered current business performance, slowed growth and other market conditions. The charge for the impairment of goodwill and intangible assets was as follows (in thousands):

	Goodwill	Intangible Assets	Total

Managed services	$62,010	$6,086	$68,096
Services	909	—	909
Total	$62,919	$6,086	$69,005

Goodwill Impairment

SFAS No. 142 requires the Company to perform annual testing to compare each reporting units’ fair value to its carrying value, including goodwill.  In connection with the adoption of SFAS 142, in the first quarter of 2002, the Company assessed the fair value of each of the Company’s reporting units and their intangible assets.  The Company determined that each reporting units’ carrying values, including goodwill, did not exceed its fair value.

The Company engaged an independent valuation firm to assess the fair value of each of the Company’s reporting units and their intangible assets as of December 31, 2004 and 2003.  The Company determined that each reporting units’ carrying value, including goodwill, did not exceed its fair value as of December 31, 2004.  However, as of December 31, 2003, the Company determined that two of its reporting units’ carrying values, including goodwill, exceeded their respective fair values.  As a result, at December 31, 2003, the Company assessed the fair value of the reporting units’ assets, including identified intangible assets, and liabilities and derived an implied fair value for each reporting units’ goodwill.  Since the carrying amount of goodwill was greater than its implied fair value for the two identified reporting units, a charge of approximately $62.9 million for the impairment of goodwill was recognized in December 2003.

The fair values of the reporting units were determined using an average of the income approach and market approach values.  The Company determined the estimated fair value of identified intangible assets and non-goodwill intangible assets and liabilities using the estimated discounted cash flows.  The Company used a discount rate based on the specific risks and circumstances associated with the identified intangible asset or other non-goodwill assets or liability being evaluated.  The assumptions supporting the estimated cash flows for identified intangible assets and other non-goodwill assets and liabilities, including the discount rate, reflects management’s estimates.  The discount rate was based upon the Company’s weighted average cost of capital as adjusted for the risks associated with the operations being tested.

Intangible Asset Impairment

As part of the Company’s review of the financial results for 2003, the Company performed an assessment of the carrying value of the Company’s long-lived assets, including intangible assets.  The assessment was performed pursuant to SFAS No. 144.  As a result of this assessment, the Company recorded a charge of approximately $6.1 million in December 2003, related to the impairment of technology and know-how acquired in the Company’s recent acquisitions.  This charge was based on the amount by which the carrying amount of the developed technology exceeded its fair value. Fair value was determined based on discounted future cash flows derived from the developed technology, which had separately identifiable cash flows. The assumptions supporting the estimated future cash flows, including the discount rate reflect management’s estimates.  The discount rate was based upon the Company’s weighted average cost of capital as adjusted for the risks associated with its operations.

4.                                      Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003

Computer equipment	$15,244	$13,432
Software	10,291	8,811
Furniture and equipment	5,930	5,233
Leasehold improvements	1,555	1,551
	33,020	29,027
Less — Accumulated depreciation	(24,387)	(18,221)
Property and equipment, net	$8,633	$10,806

Depreciation expense in 2004, 2003, and 2002 was approximately $5.5 million, $5.2 million, and $4.6 million, respectively.

5.                                      Long-Term Debt:

Lines of Credit

The Company has a term loan, a secured revolving line of credit (Line of Credit), and an equipment line of credit (Equipment Line of Credit) with Comerica Bank.

The Company paid the remaining term loan balance during 2004.  The balance under the term loan was zero and approximately $1.0 million as of December 31, 2004 and December 31, 2003, respectively.

The Company may borrow up to $10 million under the Line of Credit, with a $2.5 million sub-limit for the issuance of letters of credit.  Advances under the Line of Credit are limited to the lesser of $10 million or 80% of eligible accounts receivable, as defined in the loan agreement.  The Line of Credit bears interest at the bank’s prime rate (5.00% as of December 31, 2004).  The Line of Credit matured in July 2004.  There were no outstanding balances under the Line of Credit as of December 31, 2003.

In the first and third quarters of 2003, the Company borrowed approximately $614,000 and $488,000, respectively against the equipment line of credit.  The availability under the Equipment Line of Credit expired in July 2003.  Commencing on July 31, 2003, interest and principal began to be payable in monthly installments on all borrowings made under the Equipment Line of Credit.

In July 2004, the Company renewed its existing Line of Credit for $10 million, with a $2.5 million sub-limit for the issuance of letters of credit, and obtained a new Equipment Line of Credit for $5 million with Comerica Bank.  The renewed Line of Credit will mature in July 2006 and the renewed Equipment Line of Credit will mature three years from the date of the general equipment or software purchases.  The outstanding balance and current portion of balance under the renewed Equipment Line of Credit was approximately $308,000 as of December 31, 2004, and $796,000 and $490,000, respectively as of December 31, 2003.  The renewed Equipment Line of Credit has two interest-only payment periods and bears interest at the bank’s prime rate plus 50 basis points (5.50% as of  December 31, 2004).

The terms of the renewed Line of Credit and the renewed Equipment Line of Credit require the Company to comply with several financial covenants, including restrictions and limitations on future indebtedness, sale of assets and material changes in the Company’s business.  Through December 31, 2004, the Company was in compliance with the covenants of this credit facility.

Capital Lease Obligations and Other

The Company leases office equipment under various non-cancelable capital leases.  Amounts borrowed under the equipment leasing arrangement are due over 36- to 48- month repayment periods.  As of December 31, 2004 and 2003, capital lease obligations outstanding were approximately $383,000 and $764,000, respectively.  Approximately $312,000 and $372,000 of the capital lease obligation balance was current as of December 31, 2004 and 2003, respectively.  Property and equipment includes approximately $925,000 of equipment under capital lease arrangements at December 31, 2004 and 2003.  Related accumulated depreciation was approximately $556,000 and $247,000 at December 31, 2004 and 2003, respectively.

As of December 31, 2002, the Company had a note payable outstanding of approximately $120,000 due to a third party issued in connection with a 2002 acquisition.  The Company repaid the loan in February of 2003. Interest accrued monthly at an annual rate of approximately 6.5%.

Future minimum payments under the Company’s term loan, note payable and capital lease arrangements at December 31, 2004, are as follows (in thousands):

2005	$777
2006	73
Total minimum payments	850
Less — amounts representing interest	(42)
Present value of net minimum payments	808
Less – current obligations	(737)
Long-term debt	$71

6.                                      Stockholders’ Equity:

Common Stock

Dividends may be declared and paid on common stock shares at the discretion of the Company’s Board of Directors. No common stock dividends have been declared or paid as of December 31, 2004 and 2003.  The Company is restricted by its Line of Credit agreement to pay dividends on its common stock.

Stock Option Plans

1996 Stock Option Plan

On July 26, 1996, the Company adopted a Stock Option Plan (the “1996 Plan”) in order to provide an incentive to eligible participants. The 1996 Plan provides for grants of incentive stock options, nonqualified stock options, and stock awards to employees, directors, consultants, and advisors. The total number of shares reserved and available for grant under the 1996 Plan was approximately 8,250,000.

2000 Stock Incentive Plan

On April 4, 2000, the Company adopted a 2000 Stock Incentive Plan (the “2000 Plan”) to replace the 1996 Plan, effective upon the completion of the Company’s initial public offering. As of December 31, 2004, approximately 16,766,000 shares of common stock were available for issuance under the 2000 Plan, which includes the shares reserved for issuance under the 1996 Plan. The 2000 Plan provides for grants of options to purchase common stock and issuance of shares of common stock to employees, directors, consultants, and advisors.

For incentive stock options, the exercise price may not be less than the determined fair market value at the date of grant. For nonqualified stock options, the exercise price shall be at least equal to 85% of the fair market value of the shares at the date of grant. Stock options granted under the 1996 Plan and 2000 Plan (together, the “Plans”) vest over a three to six-year period, but generally over four years, and expire ten years after the grant date. Approximately 7,410,000 and 7,240,000 options were available for future grant under the 2000 Plan as of December 31, 2004 and December 31, 2003, respectively.

The following table summarizes activity for the stock options granted under the Plans for the three years ended December 31, 2004 (in thousands, except per share data).

	Number of Options	Range of Exercise Price	Weighted-Average Exercise Price

Options outstanding at December 31, 2001	7,533	$1.00 - $20.38	$6.95
Granted	3,032	1.94 - 16.60	9.49
Exercised	(965)	1.00 - 12.06	2.63
Forfeited	(4,824)	1.00 - 20.38	11.23
Options outstanding at December 31, 2002	4,776	$1.00 - $18.00	$5.08

Granted	5,862	3.60 - 6.47	4.10
Exercised	(876)	0.84 - 5.65	3.14
Forfeited	(1,326)	0.84 - 18.00	5.58
Options outstanding at December 31, 2003	8,436	$0.84 - $16.38	$4.44

Granted	2,198	1.59 – 4.08	3.03
Exercised	(118)	0.84 – 4.06	2.10
Forfeited	(2,368)	0.84 – 15.25	4.55
Options outstanding at December 31, 2004	8,148	$0.84 - $16.38	$4.05

The weighted-average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was $2.18, $2.88, and $6.85, respectively.

As of December 31, 2004, options to purchase approximately 4,640,000 shares of common stock were exercisable with a weighted-average per share exercise price of $4.49.  The weighted-average remaining contractual life and weighted-average exercise price per share of options outstanding and options exercisable at December 31, 2004, for selected exercise price ranges are as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price

$0.00 - $0.99	7	5.7	$0.84	7	$0.84
1.00 - 2.00	983	8.6	1.51	197	1.05
2.01 - 3.00	691	7.0	2.48	426	2.47
3.01 - 4.00	2,399	8.5	3.83	851	3.84
4.01 - 5.00	3,103	7.5	4.11	2,383	4.10
5.01 - 6.00	383	6.7	5.59	275	5.54
6.01 - 8.00	309	5.9	6.70	252	6.77
8.01 - 12.00	98	5.3	10.58	91	10.55
12.01 - 16.00	164	6.0	14.61	149	14.67
16.01 - 16.38	11	6.5	16.22	9	16.24
$0.00 - $16.38	8,148	7.7	$4.05	4,640	$4.49

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

Employee Stock Purchase Plan

On April 4, 2000, the Company adopted an Employee Stock Purchase Plan (the “ESPP Plan”) to be effective upon the completion of its initial public offering. As of December 31, 2004, approximately 1,405,000 shares of common stock were available for issuance under the ESPP Plan. Employees who work more than 20 hours a week for more than five calendar months per year are eligible to participate in the ESPP Plan. A participant may contribute up to 10% of his or her salary. Shares of common stock will be purchased semi-annually at a price per share equal to the lower of 85% of the fair market value on the participants’ date of entry into the offering period or 85% of the fair market value on the semi-annual purchase date. In 2004 and 2003, eligible employees purchased 386,000 and 328,000 shares, respectively for an aggregate purchase price of approximately $783,000 and $1.2 million, respectively.

7.                                      Restructuring:

The Company recorded approximately $3.6 million of restructuring costs in 2002. The Company reduced the restructuring reserve in 2002 by approximately $274,000 based on differences between actual costs incurred compared to the Company’s original estimates. Costs associated with the termination of employees totaled approximately $1.1 million. Costs associated with the closing of redundant facilities, the cancellation of certain contracts, and other non-personnel related actions totaled approximately $2.2 million. In 2002, Company wrote off property and equipment of approximately $220,000. During 2003, the Company negotiated a favorable buy-out on one of its facilities resulting in a benefit of $228,000 recorded on the restructuring line item. The Company paid approximately $112,000 and $1.0 million of restructuring costs, in 2004 and 2003, respectively. The balance of the restructuring reserve was $0 and $112,000 as of December 31, 2004 and 2003, respectively.

8.                                      Income Taxes:

In 2004 and 2003, the tax provision was comprised of federal, state, and foreign taxes. The federal tax provision resulted from the limitation applied to net operating losses for alternative minimum tax purposes. No provision for federal income taxes has been recorded for 2002, due to accumulated net operating losses. The Company has recorded a valuation allowance for the full amount of its net deferred tax assets as a result of the uncertainty surrounding the timing of the realization of these future tax benefits.

The income tax provision is composed of the following (in thousands):

	For the year ending December 31,
	2004	2003	2002

Current—
Federal	$38	$141	$—
State	236	161	173
Foreign	179	281	—
Total	$453	$583	$173

Deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2004	2003

Depreciation and amortization	$(662)	$(1,082)
Allowance for doubtful accounts	483	341
Deferred revenue	1,530	3,247
Goodwill	21,227	23,474
Acquired intangibles	(122)	(182)
Accrued expenses	1,459	1,289
Alternative minimum tax credit	119	141
Net operating loss carryforwards	39,248	34,350
Prepaid expenses and other	(159)	(360)
Research and development credit	1,640	1,227
	64,763	62,445
Valuation allowance	(64,763)	(62,445)
Net deferred tax asset (liability)	$—	$—

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance on the net deferred tax asset is required. Such factors include the lack of a significant history of profits, increases in expense levels to support the Company’s growth, the lack of carryback capacity to realize deferred tax assets, and the uncertainty regarding market acceptance of new versions of the Company’s software.

The Company intends to reinvest earnings from its foreign subsidiaries outside of the United States. Accordingly, no deferred tax liabilities have been recorded.

As of December 31, 2004, the Company had approximately $70.5 million of federal net operating losses, which may be carried forward to offset future taxable income, subject to ownership change limitations. As defined under the Internal Revenue Code, substantial changes in the Company’s ownership have occurred. As a result, future utilization of these net operating carryforwards that the Company has accumulated prior to the change in ownership are subject to annual limitations. As of December 31, 2004, $10.3 million of the net operating loss carryforwards were attributable to tax deductions related to the exercise of stock options and the remainder are attributable to operating activities. Federal net operating loss carryforwards may be used to offset up to 90% of the Company’s alternative minimum taxable income. Alternative minimum taxes are allowed as a credit carryover against regular tax in the future in the event the regular tax exceeds alternative minimum tax expense. As of December 31, 2004, the Company had alternative minimum tax and research and development tax credit carryforwards of approximately $119,000, and $1.6 million respectively. As of December 31, 2004, the Company also had approximately $39.5 million of foreign net operating losses, which may be carried forward to offset future foreign taxable income. The net operating loss and research and development tax credit carryforwards will begin to expire in 2011. The foreign net operating loss will begin to expire in 2008.

The difference between the reported amount of income tax expense and the amount of income tax expense that would result from applying the U.S. Federal tax rate of 35% is summarized as follows (in thousands):

	December, 31,
	2004	2003

US Federal statutory rate	35.0%	35.0%
State taxes, net of federal benefit	(8.7)	3.3
Nondeductible expenses and other	(27.4)	(9.8)
Tax credits	10.7	(0.2)
Change in valuation allowance	(21.3)	(29.1)
Provision for income taxes	(11.7)%	(0.8)%

9.                                      Commitments and Contingencies:

Operating Leases

The Company leases various equipment and office space under operating lease agreements expiring at various dates through 2010. In addition to base rent, the Company is responsible for certain taxes, utilities, and maintenance costs.

Future minimum lease payments under noncancelable operating leases as of December 31, 2004 are as follows (in thousands):

2005	$3,523
2006	2,567
2007	1,739
2008	1,546
2009	1,428
Thereafter	1,183
$11,986

Total rental expense in 2004, 2003 and 2002, was approximately $4.0 million, $3.3 million, and $3.3 million, respectively.

License Agreements

The Company has a license agreement with a third party in which the Company has sublicensed this third party’s software in exchange for a royalty of $350,000 in 2000 and 6% of its software revenue containing this software, as defined by the license agreement, from June 30, 2001 through June 20, 2006.

The Company has a license agreement with another third party in which the Company has sublicensed this third party’s software for an initial fee of $95,000 in 2002 and maintenance and technical support fees of approximately $25,000 per year. This license agreement expires on December 31, 2005.

Litigation

On March 14, 2001, Expeditors International of Washington, Inc. and Expeditors Tradewin, L.L.C. (collectively “Expeditors”) filed suit against the Company in the United States District Court for the Eastern District of Michigan, Southern Division primarily alleging that the Company misappropriated certain of Expeditors’ trade secrets in connection with its acquisition of Ford’s customs operations, by utilizing systems and business processes that Expeditors assisted in developing for Ford and through the Company’s employee hiring practices. In connection with acquisition of Ford’s customs operations, Ford agreed to indemnify the Company for intellectual property infringement claims, and Ford indemnified the Company in connection with this litigation.  Although Ford is obligated to indemnify the Company of claims of intellectual property infringement arising from the property the Company acquired from it, Ford is not obligated to indemnify the Company for legal fees arising from any claims that pertained solely to the Company’s acts, upon which certain of the claims asserted in this matter were based.  Trial in this matter commenced on July 15, 2004.  On August 4, 2004, the jury found in favor of Vastera.  In October 2004, Expeditors, the Company, and Ms. Jennifer Sharkey, a Vastera employee named as a co-defendant, mutually agreed to waive all rights to an appeal in this matter.

In some of the Company’s software license arrangements, the Company has agreed to indemnify customers for any damages they sustain from a claim for intellectual property infringement. Additionally, subject to specified contractual limitations on amount, under the Company’s Managed Services agreements, the Company has agreed to indemnify its customers for any damages they sustain from the Company’s performance of Managed Services in a non-compliant manner.  Although the Company does not believe that its products infringe the intellectual property rights of any third party or that the Company is performing services in a non-compliant manner, the Company cannot estimate its maximum liability exposure, because of the inherent uncertainty associated with any such claims and the varying nature of the indemnification levels to which the Company has agreed. The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a materially adverse effect upon the financial condition or future operating results of the Company.

10.                               Employee Benefit Plan:

The Company sponsors a 401(k) profit sharing plan to provide retirement and incidental benefits for its employees (the “401(k) Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. The Company may make discretionary contributions to the 401(k) Plan. The Company contributed cash contributions of approximately $697,000, $395,000, and $975,000 to the 401(k) Plan in 2004, 2003, and 2002, respectively.

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

The following table summarizes the Company’s three segments (in thousands):

	Years Ended December 31,
	2004	2003	2002

Revenues:
Managed services	$55,535	$55,246	$45,216
Software	10,459	11,382	12,523
Services	20,101	18,603	18,639
Total revenues	86,095	85,231	76,378

Gross profit:
Managed services	21,939	25,113	20,997
Software	7,700	8,711	9,990
Services	5,303	4,796	4,883
Gross profit	34,942	38,620	35,870

Net loss:
Unallocated expense	(39,397)	(109,753)	(47,956)
Interest income	727	698	1,362
Interest expense	(138)	(160)	(461)
Income tax	(453)	(583)	(173)
Net loss	$(4,319)	$(71,178)	$(11,358)

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

	Years Ended December 31,
	2004	2003	2002

United States	$64,835	$62,801	$61,782
Other North America	9,767	9,593	8,362
Europe	8,372	8,072	2,044
Other international locations	3,121	4,765	4,190
Total revenues	$86,095	$85,231	$76,378

The Company’s tangible long-lived assets were located as follows (in thousands):

	December 31,
	2004	2003

United States	$7,175	$9,590
Other North America	629	826
Europe	479	202
Other international operations	350	188
Total long-lived assets	$8,633	$10,806

Significant Customers

In 2004, 2003, and 2002, the Company derived approximately 60%, 64%, and 59%, respectively, of the Company’s total revenues from the Company’s top five customers. In 2004, 2003, and 2002, Ford accounted for 30% of total revenues. In 2004, 2003 and 2002, Lucent Technologies accounted for 12%, 14% , and 11% of total revenues, respectively.

12.                               Transactions with Ford Motor Company:

On August 29, 2000, the Company acquired Ford’s global customs import operations and merged Ford’s global customs import operations into its Managed Services operations. Ford received 8,000,000 shares of the Company’s common stock valued at approximately $79.2 million in consideration at the time of the transaction. As of December 31, 2004, Ford owned 8,000,000 shares or approximately 19% of the Company.

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

In 2004, 2003, and 2002 Ford Motor Company accounted for 30% of total revenues.  As of December 31, 2004 and 2003, Ford accounted for approximately $6.8 million and $4.5 million, or 37% and 26%, of the Company’s total accounts receivable, respectively.

The Company reimburses Ford for expenses incurred by Ford for the use of its facilities, the costs of leased employees, and the maintenance and expenses related to the acquired technology. In 2004, 2003 and 2002, the Company paid Ford approximately $3.9 million, $6.4 million, and $5.7 million, respectively. These payments increased beginning in December 2002 when the Company assumed responsibility for managing Ford’s import operations in Europe. In 2003, these payments began to decrease as the Company began deploying its own technology in North America.

13.                               Supplemental Cash Flow Information:

Cash paid for interest was $115,000, $141,000, and $477,000 in 2004, 2003 and 2002, respectively.  Cash paid for income taxes was $470,000, $192,000, and $209,000 in 2004, 2003, and 2002, respectively. Noncash activities were as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002

Assets acquired under capitalized lease obligations and equipment line of credit	$—	$960	$1,243
Refinancing of equipment line of credit to term loan	—	—	3,853
Issuance of common stock and stock options in acquisitions	—	312	7,004
Assumed liabilities, deferred revenue, transaction costs and other, net of tangible assets acquired in acquisition	—	(214)	2,000

14.                               Quarterly Results of Operations (Unaudited)

The following tables set forth unaudited quarterly results for the eight fiscal quarters ended December 31, 2004.

	Three Months Ended
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
	(in thousands, unaudited)

Consolidated Statement of Operations Data:
Revenues:
Managed services revenues	$13,615	$13,740	$13,970	$14,210	$13,903	$14,084	$13,644	$13,615
Software revenues	3,115	2,639	2,436	2,269	2,830	2,936	2,885	2,731
Services revenues	5,437	5,432	4,790	4,442	4,335	4,675	4,995	4,598
Total revenues	22,167	21,811	21,196	20,921	21,068	21,695	21,524	20,944
Cost of revenues:
Cost of managed services revenues	9,039	8,403	8,082	8,072	7,645	7,553	7,499	7,436
Cost of software revenues	643	758	694	664	561	716	712	682
Cost of services revenues	3,976	3,828	3,587	3,407	3,380	3,421	3,637	3,369
Operating expenses:
Sales and marketing	2,409	2,531	2,474	2,456	2,327	2,290	2,302	2,244
Research and development	2,767	3,187	3,126	2,898	2,905	2,954	2,999	3,037
General and administrative	3,104	2,922	2,980	2,797	2,887	2,663	2,733	2,740
Depreciation	1,442	1,353	1,376	1,336	1,325	1,281	1,263	1,301
Intangible amortization expense	88	135	247	230	736	719	707	680
Impairment of goodwill and intangible assets	—	—	—	—	69,005	—	—	—
Restructuring	—	—	—	—	(228)	—	—	—
Stock-based compensation	—	—	—	46	108	189	275	370
Total operating expenses	9,810	10,128	10,203	9,763	79,065	10,096	10,279	10,372
Loss from operations	(1,301)	(1,306)	(1,370)	(985)	(69,583)	(91)	(603)	(915)
Other income (expense)	732	168	88	108	149	112	148	188
Loss before income taxes	(569)	(1,138)	(1,282)	(877)	(69,434)	21	(455)	(727)
Income taxes	(170)	(55)	(146)	(82)	(125)	(150)	(157)	(151)
Net loss applicable to common stockholders	$(739)	$(1,193)	$(1,428)	$(959)	$(69,559)	$(129)	$(612)	$(878)

Basic and diluted net loss percommon share	$(0.02)	$(0.03)	$(0.03)	$(0.02)	$(1.67)	$(0.00)	$(0.01)	$(0.02)

Weighted-average common shares outstanding	42,178	42,009	41,942	41,772	41,668	41,374	40,849	40,600

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(c)                                  The Sarbanes-Oxley Act of 2002 (the “Act”) imposed upon companies many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with this annual report, is for management to report on the Company’s internal controls over financial reporting and for our independent registered public accountants to attest to this report. In November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45-day time extension for the filing of these reports and the associated attestations by eligible companies. We have elected to utilize this 45-day extension. Accordingly, this Form 10-K omits these reports as exhibits. These reports will be included in an amended Form 10-K expected to be filed in April 2005. During 2004, we spent considerable time and resources analyzing, documenting, and testing our system of internal controls. Currently, we are not aware of any material weaknesses in our internal controls over financial reporting and related disclosures.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our officers and directors as of February 22, 2005:

Name	Age	Position

Timothy A. Davenport	49	Chief Executive Officer, President and Director
Maria Henry	38	Chief Financial Officer
Brian D. Henderson	43	Chief Counsel, Secretary
Kevin M. Boyce	33	Vice President of Finance, Corporate Controller and Principal Accounting Officer
Robert H. Skinner	53	Vice President, Global Sales, Professional Services and Marketing
Richard A. Lefebvre(2)(3)	58	Chairman of the Board
Walter C. Arzonetti(1)(3)	66	Director
Thomas E. Hogan(2)	45	Director
Richard H. Kimball(1)	48	Director
Robert J. McGovern(1)(2)	43	Director
James A. Tholen(1)	45	Director
David B. Wortman(1)(2)	53	Director

(1)                                  Member of Audit Committee

(2)                                  Member of Compensation Committee.

(3)                                  Member of Nominating and Corporate Governance Committee.

Our executive officers are appointed by the Board of Directors on an annual basis and serve at the pleasure of the Board of Directors. There are no family relationships among any of our directors or executive officers.

Timothy A. Davenport. Mr. Davenport was appointed President and Chief Executive Officer of Vastera in November 2003. He has served as one of our directors since April 2000. Prior to joining Vastera, Mr. Davenport served as Chairman of the Board of Icode, Inc., a software company, from September 2002 to September 2003. From November 2000 to February 2001, Mr. Davenport served as Chief Executive Officer of Worldweb.net, a software company. From June 1995 until April 2000, Mr. Davenport served as President, Chief Executive Officer, and a director of Best Software, Inc., a software company.

Maria Henry. Ms. Henry joined Vastera in October 2002 as Chief Financial Officer. From October 2001 to October 2002, Ms. Henry was Vice President of Corporate Development for Acterna Corporation, a telecommunications equipment manufacturing company. From May 1999 to May 2001, Ms. Henry was Chief Financial Officer, North America and Senior Vice President of Finance, Planning and Analysis with US Office Products, an office products supply company. From January 1996 to May 1999, Ms. Henry was Vice President of Investor Relations and Vice President of Business Management (I-Net) with Wang Global, a network and desktop management outsourcing company.

Brian D. Henderson. Mr. Henderson joined Vastera in March 2001 as Vice President, Corporate and Legal Affairs and Secretary and was promoted to Chief Counsel in June 2002. From May 1999 to March 2001, Mr. Henderson was a partner in the law firm of Brobeck, Phleger & Harrison LLP. From May 1994 to May 1999, Mr. Henderson was an associate with the law firm of Piper & Marbury L.L.P. From September 1992 to May 1994, Mr. Henderson was an associate with the law firm of Pillsbury Madison & Sutro LLP. From July 1986 to August 1989, Mr. Henderson was an accountant with the accounting firm of Arthur Andersen LLP. In addition to holding his J.D., Mr. Henderson is a certified public accountant

Kevin M. Boyce. Mr. Boyce joined Vastera in April 2000 as Director of Finance and Corporate Controller and was promoted to Vice President of Finance in June 2003. From September 1993 to April 2000, Mr. Boyce held various positions with the accounting firm of Arthur Andersen LLP, most recently as Audit Manager. Mr. Boyce is a certified public accountant.

Robert H. Skinner. Mr. Skinner joined Vastera in January 2004 as Vice President of Global Sales, Professional Services, and Marketing. Prior to joining Vastera, Mr. Skinner served as Executive Vice President of Sales for Icode, Inc., a software company, from October 2002 to November 2003. From June 2001 to October 2002, Mr. Skinner was Executive Vice President, Software Sales and Services for Cysive, Inc., a software company. From April 2000 to May 2001, Mr. Skinner was the Chief Executive Officer for High Branch Software, Inc., an e-commerce software company. From May 1992 to March 2000, Mr. Skinner held various positions with Best Software, Inc., a software company, most recently as Executive Vice President, Sales, Marketing, and Professional Services.

Richard A. Lefebvre. Mr. Lefebvre has served as a member of our Board of Directors since 1997. He was elected Chairman of our Board of Directors in November 2003, and served as Chairman of our Board of Directors from June 1998 through December 2000. He has been a General Partner with Allegra Partners, a venture capital firm, since January 2000. From March 1993 to December 1998, Mr. Lefebvre served as Chairman of the Board of AXENT Technologies, Inc., a computer network security company. He also served as AXENT’s Chief Executive Officer from March 1991 to July 1997.

Walter C. Arzonetti. Mr. Arzonetti has served as one of our directors since June 2002. Mr. Arzonetti has been the Managing Director of Halcyon Holdings, a financial consulting firm dedicated to helping companies raise funds, since September 1988. From April 1965 to July 1988, Mr. Arzonetti held various management positions with Exxon Mobil Corporation, most recently as Chief Financial Officer for Esso U.K. plc in London, Exxon Mobil’s largest operating affiliate outside the U.S.

Thomas E. Hogan. Mr. Hogan has served as one of our directors since June 2002. Since April 2002, Mr. Hogan has served as Chief Executive Officer of Vignette Corporation, a software company. Mr. Hogan was also President and Chief Operating Officer of Vignette Corporation from April 2001 to April 2002. From March 1999 to March 2001, Mr. Hogan served in various roles at Siebel Systems, Inc., a software company, including most recently as Senior Vice President of Worldwide Sales and Operations. Prior to his employment at Siebel, Mr. Hogan worked at IBM Corporation from January 1982 to March of 1999, where he held several executive posts, including Vice President of Midrange Systems, Vice President of Sales, Consumer Packaged Goods and Vice President, Sales Operations. Mr. Hogan is currently on the Board of Directors of Vignette Corporation and Inforte Corp.

Richard H. Kimball. Mr. Kimball has served as one of our directors since August 1997. Mr. Kimball is a Managing General Partner of Technology Crossover Ventures, a venture capital firm that he co-founded in 1995. Prior to that, Mr. Kimball spent over 10 years at Montgomery Securities, serving as a securities analyst and Managing Director.

Robert J. McGovern. Mr. McGovern has served as one of our directors since February 2004. Since June 2004, Mr. McGovern has served as Chairman and Chief Executive Officer of TGSSoft, Inc., an Internet services company. From November 1995 until August 2000, Mr. McGovern served as Chairman of the Board of Directors, President, and Chief Executive Officer and was the founder of Careerbuilder, Inc., an Internet services company. From May 1993 until August 1995, he served as Vice President and General Manager of the Availability and Performance Management Group, a division of Legent Corporation, a systems software company. Prior to that time, he served in various senior positions in sales with

Hewlett-Packard Company, a computer hardware and software company.

James A. Tholen. Mr. Tholen has served as one of our directors since November 2004. Since January 2003, Mr. Tholen has served as Chief Financial Officer and Chief Operating Officer of Network Security Technologies, Inc. (NetSec), a managed security services company. From September 1998 to March 2002, Mr. Tholen served as the Chief Financial Officer and Chief Strategy Officer of CareerBuilder, Inc., an Internet services company.  From April 1997 to August 1998, Mr. Tholen was associated with FTP Software, an internet software company, where he held the positions of Chief Financial Officer and Chief Operating Officer.  From August 1995 to February 1997, Mr. Tholen was employed by The Compucare Company, a healthcare information systems company, where he held the positions of Senior Vice President and Chief Financial Officer.

David B. Wortman. Mr. Wortman has served as one of our directors since November 2004. Since November 2004, Mr. Wortman has served as President and Chief Executive Officer of Mezzia, Inc., a software company. From September 1993 to August 2003, Mr. Wortman was associated with Made2Manage, Inc., a software company, serving as its President and Chief Executive Officer from January 1994 to August 2003 and taking on the additional duties and title of Chairman of the Board from April 2000 to August 2003.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities file an initial report of securities ownership on Form 3 and reports of changes in securities ownership on Form 4 or 5 with the SEC. These executive officers, directors, and 10% stockholders are also required by the SEC’s rules to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4, and 5 furnished to us for the year ended December 31, 2004, we believe that our officers, directors, and 10% stockholders have timely filed all reports required by Section 16(a) to be filed during that period.

Code of Ethics and Business Conduct

We have adopted a Business Code of Ethics to which all of our officers, employees, and directors must adhere. In 2004, we amended our Business Code of Ethics to apply to all of our directors in all situations. The current Business Code of Ethics, which is attached to this Form 10-K as Exhibit 14, may also be viewed online at our website at www.vastera.com. We require all our directors, officers and employees to adhere to this code, including avoiding conflicts of interest and complying with all laws and regulations, conducting business in an honest and ethical manner, acting in the Company’s best interest and reporting any conduct they believe may violate this code.

The Sarbanes-Oxley Act of 2002 requires public companies to have procedures to receive, retain, and treat complaints received regarding accounting, internal accounting controls, or auditing matters, including confidential and anonymous submissions by employees. We have such procedures in place.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table sets forth summary information about the compensation earned by our Chief Executive Officer and each of our four other most highly compensated executive officers for services rendered in all capacities for each of the past three years. The listed individuals in the Summary Compensation Table below are referred to in this proxy statement as our “named executive officers.”

The option grants reflected in the table below were made either under our 1996 Stock Option Plan or our 2000 Stock Incentive Plan.

Summary Compensation Table

					Long Term Compensation Awards
	Annual Compensation				Securities	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Underlying Options (#)(1)	Compensation ($)(2)

Timothy A. Davenport(3)(4)	2004	350,000	—	—	400,000	1,200
Chief Executive Officer, President	2003	43,615	—	35,750	500,000	—
	2002	—	—	15,000	10,000	—
Maria Henry(5)	2004	275,000	—	—	200,000	1,200
Chief Financial Officer	2003	250,000	50,000	—	—	400
	2002	49,199	—	—	250,000	—
Brian D. Henderson(6)(7)	2004	250,000	25,000	—	50,000	1,200
Chief Counsel	2003	237,500	32,500	—	180,000	400
	2002	188,308	50,000	—	—	3,420
Kevin M. Boyce(8)	2004	170,721	150,000	—	25,000	—
Vice President, Finance	2003	152,054	20,000	—	100,000	400
	2002	130,981	20,000	—	—	2,201
Robert H. Skinner (9)	2004	167,708	67,579	—	225,000	—
Vice President, Global Sales,	2003	—	—	—	—	—
Professional Services & Marketing	2002	—	—	—	—	—

(4)                                  Under the Company’s Option Exchange Program that commenced in August 2002, eligible Company employees and officers, including the named officers, were given the opportunity to voluntarily cancel unexercised stock options previously granted to them in exchange for replacement options to be granted at a future date. The terms and conditions of the Option Exchange Program are described below in “2002 Stock Option Exchange Program.” The number of stock options set forth in this table for those officers that participated in the Option Exchange Program does not reflect a reduction of the number of stock options granted to such individuals associated with the tendering and cancellation of options under the Option Exchange Program. The issuance on April 3, 2003 of replacement options under the Option Exchange Program, however, is reflected and set forth in the number of “Securities Underlying Options” for 2003.

(5)                                  Other compensation includes 401(k) matching payments for Ms. Henry and Messrs. Davenport, Henderson, and Boyce.

(6)                                  Mr. Davenport was appointed President and Chief Executive Office on November 5, 2003. Accordingly, his annual compensation for 2003 is reported from that date through the end of 2003.

(7)                                  Other annual compensation reported for Mr. Davenport in 2002 and 2003 consists of the annual retainer paid to him as a director, the fees he received for serving as the Chairman of the Audit Committee, and all director meeting attendance fees paid to him during each of 2002 and 2003. For 2003, the amount presented includes the pro-rated portion of the fee he received for serving as Chairman of the Audit Committee from January 1, 2003 through November 5, 2003.

(8)                                  Ms. Henry joined Vastera in October 2002, and her 2002 compensation is reported from that date through the end of 2002.

(9)                                  During 2002, Mr. Henderson received an annual guaranteed bonus of $50,000. After the first quarter of 2003, Mr. Henderson’s guaranteed bonus amount was reclassified into, and made a part of, his base salary. At the end of 2003, he received a cash bonus in the amount of $20,000.

(10)                            Of the option shares shown, Mr. Henderson exchanged options for 150,000 shares in the option exchange.

(11)                            Of the option shares shown, Mr. Boyce exchanged options for 45,000 shares in the option exchange.

(12)                            Mr. Skinner joined Vastera in January 2004, and his 2004 compensation is reported from that date. During 2004, Mr. Skinner received $42,579 in sales commissions, which amount is included and reported in his bonus payment total.

Stock Options and Stock Bonus Rights

The following table sets forth information regarding option grants to each of the named executive officers during 2004. No stock appreciation rights were granted to the named executive officers during 2004.

Option Grants in Last Fiscal Year

	Individual Grants					Potential Realizable Value at Assumed
			Percent of Total			Annual Rates of Stock Price
	Number or Securities		Options Granted to			Appreciation
	Underlying Options		Employees in 2004	Exercise		for Option Term
Name	Granted (#)		(%)	Price ($/Sh)	Expiration Date	5% ($)	10% ($)

Timothy A. Davenport	400,000	(1)	18.20	3.85	01/02/2014	968,498	2,454,363
Maria Henry	200,000	(1)	9.10	3.85	01/02/2014	484,249	1,227,182
Brian D. Henderson	50,000	(1)	2.27	3.85	01/02/2014	121,062	306,795
Kevin M. Boyce	25,000	(1)	1.14	3.85	01/02/2014	60,531	153,398
Robert H. Skinner	225,000	(2)	10.24	4.00	01/20/2014	566,005	1,434,368

(1)                                  Option was granted under the Company’s 2000 Stock Incentive Plan and vests in 48 equal monthly installments, beginning from the date of grant.

(2)                                  Option was granted under the Company’s 2000 Stock Incentive Plan and vested as to 56,250 shares on January 20, 2005, and the remainder commenced vesting in 36 equal monthly installments on February 20, 2005.

The 5% and 10% assumed rates of appreciation are prescribed by the rules and regulations of the SEC and do not represent our estimate or projection of the future trading prices of our common stock. Unless the market price of the common stock appreciates over the option term, no value will be realized from these option grants. Actual gains, if any, on stock option exercises are dependent on numerous factors, including, without limitation, our future performance, overall business and market conditions, and the option holder’s continued employment with us throughout the entire vesting period and option term, which factors are not reflected in this table.

Aggregated Option/SAR Exercises and Fiscal Year-End Values

The following table sets forth information with respect to the named executive officers concerning their exercise of stock options during 2004 and the number of shares subject to unexercised stock options held by them as of the close of such year. No stock appreciation rights were held or exercised at any time during 2004.

In the following table, “Value Realized” is equal to the difference between the fair value of the shares at the time of exercise and the exercise price paid for the shares and the “Value of Unexercised In-The-Money Options at Year-End” is equal to the difference between the fair value per share on the last trading day in 2004 and the exercise price payable per share multiplied by the number of shares subject to the option.

Aggregated Option Exercises in 2004 and Year-End Values

	Shares Acquired on	Value Realized	Number of Securities Underlying Unexercised Options at Year-End		Value of Unexercised in-the-Money Options at Year-End
Name	Exercise (#)	($)	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)

Timothy A. Davenport	—	—	384,965	592,535	2,025	675
Maria Henry	—	—	196,527	253,473	5,417	4,583
Brian D. Henderson	—	—	147,151	57,849	—	—
Kevin M. Boyce	—	—	84,686	47,814	—	—
Robert H. Skinner	—	—	0	225,000	—	—

Director Compensation

Base Compensation

During 2005, we will pay our non-employee directors an annual retainer of $10,000 and meeting fees of $5,000 for in-person attendance at each regularly scheduled Board meeting and $1,000 for telephonic participation at such regularly scheduled Board meetings. Additionally, the chairman of each of the Audit Committee, Compensation Committee, and the Nominating and Corporate Governance Committee is paid an annual chairman’s fee of $20,000, $10,000, and $10,000, respectively. Each other member of the Audit Committee, Compensation Committee, and the Nominating and Corporate Governance Committee is paid an annual service fee of $10,000, However, no additional fees are paid for attendance at committee meetings. All annual retainers paid to the directors, committee chairmen and committee members are paid on a quarterly basis. We also reimburse each member of our Board of Directors for out-of-pocket expenses incurred in connection with attending Board meetings.

Options

Upon becoming a member of our Board, we grant each director who is not our employee or an affiliate of one of our principal stockholders an option to purchase 45,000 shares of our common stock at an exercise price equal to the market value of the stock on the date of grant. Each option is immediately exercisable for all of the option shares, but any shares purchased under the option are subject to repurchase by us, at the option exercise price paid per share, upon the director’s cessation of Board service prior to vesting of those shares. The shares subject to each option vest in a series of successive equal annual installments upon the director’s completion of each year of Board service over the three-year period measured from the grant date. In 2004, we granted options to purchase 45,000 shares of our common stock to each of our new directors: Mr. Robert McGovern, who joined the Board in February, and Mr. David Wortman and Mr. James Tholen, each of whom joined the Board in November.

Our independent directors are also eligible to receive discretionary option grants and stock issuances under our stock option plan from time to time.

Chairman of the Board Compensation

For 2005, as Chairman of the Board of Directors, Mr. Lefebvre will be paid cash compensation of $100,000. The $100,000 cash compensation paid to Mr. Lefebvre is inclusive of all committee fees and meeting attendance fees that he would otherwise be eligible to receive. The Company also pays the premiums associated with Mr. Lefebvre’s health, dental, and vision care benefits.

Employment Agreements and Change-in-Control Arrangements

Timothy A. Davenport

The Company entered into an Amended and Restated Employment Agreement with Timothy A. Davenport on December 3, 2004. Pursuant to this agreement, if Mr. Davenport is terminated by the Company without cause or resigns for good reason, he will be entitled to a lump-sum severance payment of $950,000 (contingent upon his execution of a release of claims substantially in the form set out as an attachment to the agreement) and continuation of full medical, dental and vision benefits through the sixth full month following such termination. “Good reason” for the termination of his employment includes a resignation after (a) a breach of the employment agreement by Vastera, (b) any reduction in compensation, or (c) a transfer of work location more than 40 miles from the Company’s current headquarters. Mr. Davenport’s agreement provides that, at any time during the 30-day period beginning three months after a “Change of Control Event” (as defined in the employment agreement), Mr. Davenport may resign for any reason, but he will remain entitled to receive the lump-sum severance payment and benefits continuation to which he would be entitled for a termination for good reason. In addition, if any of the payments to Mr. Davenport are subject to the “golden parachute” excise tax imposed pursuant to Section 4999 of the Code, the Company is obligated to make an additional “gross-up” payment to Mr. Davenport such that the net amount of the payment retained by him (after reduction for additional taxes payable in respect of the gross-up payment) equals the amount of the excise tax. In addition, if a “change of control” (as defined in the Employment Agreement) of the Company occurs, 100% of the unvested portion of all stock options held by him as of the date of such change of control will automatically vest.

Severance Agreements

During 2004, the Company entered into Severance Agreements with each of Ms. Henry, Mr. Henderson, Mr. Boyce, and Mr. Skinner. Pursuant to these agreements, each of these executives is entitled to a severance payment (contingent upon execution of a release of claims substantially in the form set out as an attachment to the agreement) and continuation of full medical, dental and vision benefits through the sixth full month following termination by the Company without cause or resignation for good reason. For each of the executives, good reason for the termination of employment means a reduction in his or her compensation or a transfer of work location more than 40 miles from our current headquarters. Good reason also includes (i) in the case of Ms. Henry, certain differences in professional opinion with Vastera’s Chief Executive Officer regarding the content of the Company’s financial statements or a termination for any reason during the 30-day period that begins three months after any “Change in Control Event” (including consummation of the merger), (ii) in the case of Messrs. Henderson, Skinner, and Boyce, a material change in reporting responsibilities or a substantial diminution in responsibilities and (iii) in the case of Mr. Boyce, certain differences in professional opinion with Vastera’s Chief Executive Officer regarding the content of the Company’s financial statements. The agreement with Ms. Henry terminates and will be of no further force or effect if she does not terminate her employment during the 30-day period that begins three months after consummation of the merger.

The agreements with Ms. Henry and Messrs. Henderson and Boyce also provide that, if any of the payments to the executives are subject to the “golden parachute” excise tax imposed pursuant to Section 4999 of the Code, we are obligated to make an additional “gross-up” payment to the executive such that the net amount of the payment retained by the executive (after reduction for additional taxes payable in respect of the gross-up payment) equals the amount of the excise tax.

The dollar amount of the cash severance payment for each of these executive officers is set forth below.

Name of Executive Officer	Severance Amount
Maria Henry	$750,000	*
Brian D. Henderson	125,000	**
Robert H. Skinner	87,500	**
Kevin M. Boyce	100,000	**

*                                         Payable in a lump-sum.

**                                  Severance amount is 50% of the executive officer’s base salary and is payable either in a lump-sum or periodically in accordance with payroll policies, at our option.

Retention Agreements with Messrs. Boyce, Henderson and Skinner.

On December 3, 2004, the Company entered into retention agreements with each of Messrs. Boyce, Henderson and Skinner. These agreements entitle Messrs. Boyce, Henderson and Skinner to a lump-sum cash retention payment of $175,000, $125,000 and $75,000, respectively, if they remain employed by Vastera through September 1, 2005. Their agreements provide that each executive will be entitled to his retention payment in the event that he is terminated without cause or resigns for good reason prior to September 1, 2005. “Good reason” for the termination of an executive’s employment means (a) a material change in reporting responsibilities, (b) a substantial diminution of responsibilities, (c) any reduction in other compensation or (d) a transfer of work location more than 40 miles from our current headquarters.

Additionally, if a “change of control” (as defined in the applicable agreement) of the Company occurs while these individuals are employed by the Company, 100% of the unvested portion of all stock options held by her or him as of the date of such change of control will automatically vest.

2002 Option Exchange Program.

In August 2002, the Compensation Committee authorized a stock option exchange program under which all of our then current employees, including executive officers, were given the opportunity to exchange their outstanding options granted under our Plans for new stock option grants to be made to them on or soon after April 3, 2003, at the market value on the date of such grant. On April 3, 2003, we granted replacement options to all of our employees who participated in the Option Exchange Program. The total number of options exchanged by our employees in 2002 was 3,732,223, and the total number of new options issued in April 2003 in accordance with the Option Exchange Program was 3,635,723. Set forth below is a summary of all stock option repricings in which our executive officers have participated in the last 10 years.

10-Year Option Repricings

Name and Principal Position	Original Grant Date	Number of Securities Underlying Options/SAR’s Repriced or Amended (#)	Market Price at of Stock Time of Cancellation ($)	Exercise Price of Stock at Time of Cancellation ($)	New Exercise Price ($)	Length of Option Original (In Years) Term Remaining at Date of Cancellation

Timothy A. Davenport(1) Chief Executive Officer, President	—	—	—	—	—	—
Maria Henry(2) Chief Financial Officer	—	—	—	—	—	—
Brian D. Henderson	3/12/2001	145,000	2.48	9.44	4.06	8.45
Chief Counsel	10/1/2001	5,000	2.48	9.99	4.06	9.00
Kevin M. Boyce	9/22/2000	7,500	2.48	10.00	4.06	7.98
Vice President, Finance, Controller	9/22/2000	22,500	2.48	10.00	4.06	7.98
	10/1/2001	15,000	2.48	9.99	4.06	9.00
Robert H. Skinner(3) Vice President, Global Sales, Professional Services and Marketing	—	—	—	—	—	—

(1)                                  Mr. Davenport joined the Company in early November 2003 and was, therefore, ineligible to participate in the Company’s Option Exchange Program.

(2)                                  Ms. Henry’s joined the Company in mid October 2002 and was, therefore, ineligible to participate in the Company’s Option Exchange Program.

(3)                                  Mr. Skinner joined the Company in January 2004 and was, therefore, ineligible to participate in the Company’s Option Exchange Program.

Compensation Committee Interlocks and Insider Participation

No employee director of the Company serves on the Compensation Committee. No executive officer serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving on our Board of Directors or our Compensation Committee.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference in such filing.

The Compensation Committee (the “Committee”) of our Board of Directors sets the compensation of our Chief Executive Officer, reviews the design, administration and effectiveness of compensation programs for our other key executives and approves stock option grants for all executive officers. The Committee is comprised of Robert J. McGovern (Chairman), Richard A. Lefebvre, Thomas E. Hogan, and David B. Wortman, each of whom is an independent director.

Compensation Philosophy and Objectives

We operate in the extremely competitive and rapidly changing high technology industry. The Committee believes that the compensation programs for our executive officers should be designed to attract, motivate, and retain talented executives responsible for our success. The Committee also believes the compensation programs should be determined within a competitive framework and based on the achievement of designated financial targets, individual contribution, customer satisfaction, and financial performance relative to that of our competitors.

Within this overall philosophy, the Committee’s objectives are to:

•                                          Offer a total compensation program that takes into consideration a number of factors including (i) the compensation practices of comparable companies and other selected companies with which we compete for executive talent, (ii) industry trends, and (iii) general economic and market conditions.

•                                          Provide annual variable incentive bonus awards that take into account our overall financial performance in terms of designated corporate objectives and the relative performance of other comparable companies as well as individual contributions.

•                                          Align the financial interests of our executive officers with those of our stockholders by providing significant equity-based, long-term incentives.

Compensation Components and Process

The three major components of our executive officer compensation are: base salary, annual variable incentive bonus awards, and equity-based incentive awards in the form of stock options. In arriving at specific levels of compensation for executive officers, the Committee has relied on a number of factors, including the recommendations of management, benchmarks provided by generally available compensation surveys and the experience of Committee members and their knowledge of compensation levels of other technology companies.

Base Salary. The base salary for each executive officer in 2003 was based on a number of factors, including the executive’s duties, responsibilities and achievements, the actual financial and operating performance of Vastera as compared to pre-established targets set at the beginning of the year, both financial and otherwise, and the overall success of the executive in developing and executing our business plan.

Variable Incentive Bonus Awards. To reinforce the attainment of our goals, the Committee believes that a portion of the annual compensation of each executive officer should be in the form of an annual variable incentive bonus award. The bonus pool for executive officers is determined on the basis of our achievement of the financial performance targets established at the beginning of the year and includes a range for the executive’s contribution and a strategic component tied to our performance relative to other companies. A target is set for each executive officer and is stated in terms of an escalating percentage of the officer’s base salary for the year. In 2004, we paid Ms. Henry, Mr. Henderson, and Mr. Boyce bonuses of $50,000, $32,500, and $20,000, respectively. One hundred percent of the bonuses paid to Ms. Henry, Mr. Henderson, and Mr. Boyce were discretionary.

Equity-Based Incentive Awards. The goal of our equity-based incentive awards is to align the interests of our executive officers with our stockholders and to provide each executive officer with a significant incentive to manage our operations from the perspective of an owner with an equity stake in the business. The Committee determines the size of long-term, equity-based incentives according to each executive’s position within the Company and sets a level it considers appropriate to create a meaningful opportunity for stock ownership. In addition, the Committee takes into account an individual’s recent performance, his or her potential for future responsibility and promotion, comparable awards made to individuals in similar positions with comparable companies and the number of unvested options held by each individual at the time of the new grant. The relative weight given to each of these factors varies among individuals and is subject to the Committee’s discretion. During 2004, the Committee made option grants to each of our executive officers under the Company’s 2000 Plan. Each grant allows the executive officer to acquire shares of our common stock at a fixed price per share (the market price on the grant date) over a specified period of time. Options granted to this group of individuals in 2004 vest in periodic installments over a four-year period, contingent upon the executive officer’s continued employment with us. Because the option grants will provide a return only if the officer remains employed by us and only if the market price appreciates over the option term, our executive officers are incentivized to remain employed by the Company.

On October 26, 2004, the Compensation Committee retained the services of Towers, Perrin, Forster, and Crosby, Inc. (“Towers Perrin”), to assist and advise the Compensation Committee with respect to developing market competitive compensation packages for our executives that included severance and retention benefits and potential stock option grants. At its regularly scheduled in-person November 9, 2004 meeting, the Compensation Committee reviewed and considered a proposal developed by Towers Perrin. After considering and deliberating the proposal, the Compensation Committee referred the proposal to the entire Board of Directors for consideration, who requested that certain revisions be made. On November 22, 2004, after receiving a revised proposal from the Company’s management and the affirmative recommendation of the Compensation Committee, the Board of Directors unanimously approved the employment, severance, and retention agreements of Mr. Davenport, Ms. Henry, and Messrs. Henderson, Boyce, and Skinner.

CEO Compensation. The compensation package for Mr. Davenport for 2005 was approved by the Compensation Committee in November 2004 and consisted of two components: base salary of $350,000 and a revised severance payment commitment in the amount of $950,000. The Compensation Committee established Mr. Davenport’s 2005 aggregate compensation package with the advice and assistance of Towers Perrin and predicated on several factors, including: Mr. Davenport’s experience and success in running technology companies in the past, the expected market rate of compensation for someone with his credentials and experience, our operations and the level of effort required to reorganize the Company, and his ability to develop quality short-term and long-term business strategies and execute on these strategies.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent that compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance based compensation paid to our executive officers for 2003 did not exceed the $1 million limit for any officer, and the Committee does not anticipate that the non-performance based compensation to be paid to any of our executive officers for 2004 will exceed that limit. Our 2000 Plan has been structured so that any compensation deemed paid in connection with the exercise of option grants made under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation that will not be subject to the $1 million limitation. Because it is unlikely that the cash compensation payable to any of our executive officers in the near future will approach the $1 million limit, the Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to our executive officers.

Other Elements of Executive Compensation

Executives are eligible for Company-wide medical and dental benefits and participation in a 401(k) plan, for which we provided matching contributions up to a maximum of $1,200. In addition, executives participate in a Company-wide short and long-term disability insurance program and a group term life insurance program.

It is the opinion of the Committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align our management’s performance and interests to those of our stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short-term and long-term.

STOCK PERFORMANCE GRAPH

The information contained in this Stock Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference in such filing.

The following graph shows a comparison of cumulative total return on our common stock, based on the market price of our stock, with a return of the Standard and Poor’s 500 Index, the Nasdaq Stock Market (U.S.) Index, and the Information Technology Index for the period beginning September 28, 2000, the dated upon which shares our common stock were first publicly traded, through December 31, 2004. The graph assumes an investment of $100 was made September 28, 2000 and remained invested through December 31, 2004 and assumes reinvestment of dividends paid by companies in the various indices. Stockholder return over the period covered by the graph should not be considered indicative of future stockholder returns.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock by:

•                                          each person or entity who is known by us to own beneficially more than 5% of our outstanding common stock;

•                                          each of our named executive officers;

•                                          each of our current directors; and

•                                          all of our directors and executive officers as a group.

Information is as of February 14, 2005 for our directors and executive officers. Unless otherwise noted, information for 5% holders is as disclosed in reports regarding such ownership filed with the Securities and Exchange Commission in accordance with Sections 13(d) or 13(g) of the 1934 Act.

	Shares Beneficially Owned(1)
Name and Address	Number	Percent
Ford Motor Company	8,000,000	18.9%
Henry Ford II World Center One American Road Dearborn, MI 48126

Technology Crossover Ventures and its affiliates(2)	3,948,351	9.3
575 High Street, Suite 400 Palo Alto, CA 94301

Dimensional Fund Advisors Inc.(3)	2,318,685	5.5
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401

Timothy A. Davenport(4)	523,414	1.2
Maria Henry(5)	239,583		*
Brian D. Henderson(6)	165,582		*
Kevin Boyce(7)	90,935		*
Robert H. Skinner(8)	65,625		*
Walter C. Arzonetti(9)	55,000		*
Thomas E. Hogan(10)	45,000		*
Richard H. Kimball(11)	4,019,527	9.5
Richard A. Lefebvre(12)	307,499		*
Robert J. McGovern(13)	30,000		*
James A. Tholen	—		*
David B. Wortman	—		*
All directors and executive officers as a group (12 people)(14)	5,542,565	12.7%

*                                         Indicates ownership of less than 1% of our issued and outstanding common stock as of February 14, 2005.

(1)                                  The number and percentage of shares beneficially owned are based on the aggregate of 42,254,453 shares of common stock outstanding as of February 14, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after February 14, 2005 are deemed outstanding; however, the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the individuals and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2)                                  Includes (a) 19,904 shares held by TCV II, V.O.F., (b) 612,765 shares held by Technology Crossover Ventures II, L.P., (c) 471,103 shares held by TCV II (Q), L.P., (d) 83,603 shares held by TCV II Strategic Partners, L.P., (e) 93,556 shares held by Technology Crossover Ventures II, C.V. (collectively, the “TCV II Funds”), (f) 2,571,535 shares held by TCV IV, L.P., and (g) 95,885 shares held by TCV Strategic Partners, L.P., (collectively, the “TCV IV Funds”).

(3)                                  This information is based on Schedule 13G/A filed on February 9, 2005 with the Securities and Exchange Commission by Dimensional Fund Advisors Inc.

(4)                                  Includes 488,414 shares subject to stock options currently exercisable or exercisable within 60 days of February 14, 2005.

(5)                                  Includes 239,583 shares subject to stock options currently exercisable or exercisable within 60 days of February 14, 2005.

(6)                                  Includes 164,582 shares subject to stock options currently exercisable or exercisable within 60 days of February 14, 2005.

(7)                                  Includes 90,935 shares subject to stock options currently exercisable or exercisable within 60 days of February 14, 2005.

(8)                                  Includes 65,625 shares subject to stock options currently exercisable or exercisable within 60 days of February 14, 2005.

(9)                                  Includes 5,000 shares held by the Barbara Garbarino Arzonetti Revocable Living Trust, 5,000 shares held by the Walter C. Arzonetti Revocable Living Trust and 45,000 shares subject to stock options currently exercisable or exercisable within 60 days of February 14, 2005.

(10)                            Includes 45,000 shares subject to stock options currently exercisable or exercisable within 60 days of February 14, 2005.

(11)                            Includes 2,843 shares held by the Kimball Family Trust Uta Dtd 2/23/94 and 68,333 shares subject to stock options currently exercisable or exercisable within 60 days of February 14, 2005, (c) 19,904 shares held by TCV II, V.O.F., (d) 612,765 shares held by Technology Crossover Ventures II, L.P., (e) 471,103 shares held by TCV II (Q), L.P., (f) 83,603 shares held by TCV II Strategic Partners, L.P., (g) 2,571,535 shares held by TCV IV, L.P., and (h) 95,885 shares held by TCV Strategic Partners, L.P. Mr. Kimball, a director of Vastera, along with Mr. Jay C. Hoag, is a Managing Member of Technology Crossover Management II, L.L.C., which is the General Partner of the TCV II Funds and Technology Crossover Management IV, L.L.C., which is the General Partner of TCV IV Funds. Mr. Kimball may be deemed to share voting and dispositive control over the shares of our common stock held by the TCV II Funds and the TCV IV Funds but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(12)                            Includes 307,499 shares subject to stock options currently exercisable or exercisable within 60 days of February 14, 2005.

(13)                            Includes 30,000 shares subject to stock options currently exercisable or exercisable within 60 days of February 14, 2005.

(14)                            Includes 1,544,971 shares subject to stock options currently exercisable or exercisable within 60 days of February 14, 2005.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 with respect to shares of Vastera common stock that may be issued under our three existing equity compensation plans: the 1996 Plan, the 2000 Plan, and the 2000 Employee Stock Purchase Plan (the “ESPP”), each of which has been approved by our stockholders. The Company has not adopted or implemented any equity compensation plans that have not been approved by its stockholders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a
	(a)		(b)		(c)
Equity Compensation Plans Approved by Stockholders (1)	8,140,436	(2)	$4.05	(2)	9,545,275	(3)
Equity Compensation Plans Not Approved by Stockholders	—		—		—
Total	8,140,436	(4)	$4.05		9,545,275

(1)                                  Consist of the 1996 Plan, the 2000 Plan, and the ESPP.

(2)                                  Excludes shares purchased under the ESPP.

(3)                                  Includes 1,404,839 shares available for future purchases under the ESPP as of December 31, 2004.

(4)                                  Excludes options to purchase 6,828 shares of our common stock at an exercise price of $0.84 per share, which we assumed in our acquisition of Speed Chain Network, Inc. in 2001. No additional options may be granted under the Speed Chain Network’s option plan, under which the assumed options had been granted.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2004, there has not been any transaction or series of similar transactions to which Vastera was or is a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the transactions described below.

Transactions with Ford Motor Company

On July 14, 2000, our wholly-owned subsidiary, Vastera Solutions Services Corporation, entered into a series of agreements with Ford Motor Company (“Ford”) that transferred the responsibility of managing Ford’s global trade import processes to us. On August 29, 2000, we purchased Ford’s global customs import operation including its technologies and the services of its employees by issuing 8,000,000 shares of our common stock to Ford. The material agreements that continue to define our relationship with Ford are the Global Trade Management Services Agreement, the Stock Transfer Agreement, and the License Agreement. During each of 2004, 2003, 2002, and 2001, we derived more than 10% of our annual revenues from Ford. The principal terms of each of these agreements are described below.

Global Trade Management Services Agreement. We signed an agreement to provide the entire range of our service offerings to Ford. Under this Agreement, we administer and manage Ford’s global import trade operations including supporting and managing Ford’s import customs operations, administering contracts between Ford and third-party brokers and freight forwarders, minimizing duties and customs fees, and generally automating and managing Ford’s global import trade management requirements.

We initially provided our suite of product and service offerings to Ford in the United States. Upon successfully implementing our services in the United States, we began providing our suite of product service offerings to Ford in Mexico and then in Canada. In November 2002, we further expanded our relationship with Ford by assuming responsibility for administering and managing Ford’s global import trade operations in the United Kingdom, Spain, Belgium, and Germany (“Ford Europe”) for a minimum of four years. As we continue implementing our services successfully in newly acquired geographic regions, we have the opportunity to expand the services we provide to Ford divisions and subsidiaries in additional geographic regions around the world. Although this agreement has an initial term of 10 years, commencing August 1, 2004, either party became entitled to terminate this agreement for convenience, upon providing the non-terminating party one-year advance written notice. Commencing on August 1, 2005 and continuing thereafter, either party may terminate the agreement upon providing six-months’ advance written notice.

As consideration for our service and product offerings, Ford has agreed to pay us certain services fees through 2005. The guaranteed services fees for all of the geographic areas in which we are performing services will be approximately $25 million in 2005.

Stock Transfer Agreement. Under this agreement, we issued 8,000,000 shares of our common stock to Ford in consideration for the acquisition of its global customs trade operation. Ford has agreed to certain market standstill conditions effective until July 1, 2004 that limit Ford from acquiring more than 27.5% of our outstanding common stock without obtaining approval from our Board of Directors. If Ford breaches these conditions, but owns no more than 30% of our outstanding common stock, we will have the right to reduce Ford’s ownership percentage by purchasing any overage from Ford. If Ford acquires more than 30% of our outstanding common stock, we will have the right to reduce Ford’s ownership percentage to 25%, by purchasing any such overage. The price per share to be paid to Ford under these rights will be the lesser of the per share price contained in our final prospectus or the lowest price per share paid by Ford for our shares. Ford has also agreed to limit the number of shares of our common stock that it will sell into the market during the first four years following the date of signing of this agreement. In addition, Ford is a party to our investors’ rights agreement providing Ford with certain registration rights.

License Agreement. To enable us to perform the services described in the Global Trade Management Agreement, we need access to certain of Ford’s computer systems, trade secrets, copyrights, patents, software, and other intellectual property. Under this agreement, Ford agreed to license to us on a permanent basis all of the intellectual property we required to commence performance. We have agreed to pay Ford a monthly license fee for the use of Ford’s information technology and related support services.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee reviews in advance, and grants any appropriate pre-approvals of, (a) all auditing services to be provided by the independent registered public accountants, (b) all non-audit services to be provided by the independent registered public accountants as permitted by applicable rules and regulations, and (c) all fees and other terms of engagement for all services to be provided by the independent registered public accountants. As a matter of practice and process, our management submits a summary proposal and the related rates of charge for the foregoing types of services to the Audit Committee for consideration and approval prior to our independent registered public accountants performing such services. If the Audit Committee approves such services and rates of charge, this approval is communicated to our management, and the independent registered public accountants are engaged. If, however, the Audit Committee does not approve of the services or the related rates of charge, this decision is communicated to our management and then, in turn, to our independent registered public accountants, who are given the opportunity to amend, or otherwise revise, any previously submitted proposal.

During the past two years, KPMG provided us only audit and audit-related services.

Audit Fees

The aggregate fees for professional services rendered by KPMG for the audit of the Company’s consolidated financial statements for the year ended December 31, 2003, and for review of financial statements included in our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003 were $403,000.

The aggregate fees for professional services rendered by KPMG for the audit of the Company’s consolidated financial statements for the year ended December 31, 2004, and for review of financial statements included in our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2004, June 30, 2004, and September 30, 2004 were $760,000

Audit-Related Fees

The aggregate fees billed by KPMG for audit-related services were $71,000 in 2003 and $190,000 in 2004, which included statutory audits of subsidiaries, and various attest services under professional standards.

The Audit Committee has reviewed the fees charged to us by KPMG for audit-related services described above in determining its independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(2) Financial Statement Schedules

The following financial statement schedule of Vastera for each of the years ended December 31, 2004, 2003, and 2002 should be read in conjunction with the consolidated financial statements or notes thereto:

Schedule II — Valuation and Qualifying Accounts	67

(a)(3) Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the signature pages hereto filed as part of this Form 10-K are incorporated by reference herein.

VASTERA, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2004, 2003 and 2002

(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Expense	Write-offs of Doubtful Accounts	Balance at End of Year

Allowance for Doubtful Accounts:
December 31, 2004	$994	$674	$(353)	$1,315
December 31, 2003	948	372	(326)	994
December 31, 2002	632	604	(288)	948

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Dulles, Virginia on March 15, 2005.

VASTERA, INC.

/S/MARIA HENRY
Maria Henry Chief Financial Officer
By:	(Principal Financial Officer)

/S/KEVIN M. BOYCE
Kevin M. Boyce Vice President, Finance & Corporate Controller
By:	(Principal Accounting Officer)

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

Signature	Title	Date

President, Chief Executive Officer and Director (Principal Executive
/s/TIMOTHY A. DAVENPORT	Officer)	March 15, 2005
Timothy A. Davenport

/s/MARIA HENRY	Chief Financial Officer (Principal Financial Officer)	March 15, 2005
Maria Henry

Vice President, Finance & Corporate Controller (Principal
/s/KEVIN M. BOYCE	Accounting Officer)	March 15, 2005
Kevin M. Boyce

/s/RICHARD A. LEFEBVRE	Director, Chairman of the Board	March 15, 2005
Richard A. Lefebvre

/s/WALTER ARZONETTI	Director	March 15, 2005
Walter Arzonetti

/s/THOMAS E. HOGAN	Director	March 15, 2005
Thomas E. Hogan

/s/RICHARD H. KIMBALL	Director	March 15, 2005
Richard H. Kimball

/s/ROBERT J. MCGOVERN	Director	March 15, 2005
Robert J. McGovern

/s/JAMES A. THOLEN	Director	March 15, 2005
James A. Tholen

/s/DAVID B. WORTMAN	Director	March 15, 2005
David B. Wortman

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of January 6, 2005, by and among JPMorgan Chase Bank, National Association, JPM Merger Sub, Inc. and Vastera, Inc. (8)
3.1	Form of Amended and Restated Certificate of Incorporation (2)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen common stock certificate (2)
4.2	Third Amended and Restated Investor’s Rights Agreement, as amended, dated August 29, 2000 (3)
10.1	Value-Added Reseller License and Services Agreement with Forte Software, Inc., as amended, dated July 19, 1996 (2)
10.2	Lease Agreement with RHI Holdings, Inc., dated August 20, 1996, as amended, for property located at 45025 Aviation Drive, Dulles, Virginia (2)
10.3	Lease Agreement with Pratt Land, LLC, dated December 13, 1993, for property located at 1375 Ken Pratt Blvd., Longmont, Colorado (2)
10.4	Lease with Axon Solutions Limited for property located at 188 High Street, Egham, Surrey (2)
10.5	Form of Indemnification Agreement between Vastera, Inc. and members of its board of directors (2)†
10.6	1996 Stock Option Plan, as amended (2)†
10.7	Form of Stock Option Agreement for 1996 Plan (2)†
10.8	2000 Employee Stock Purchase Plan (3)†
10.9	2000 Stock Option/Stock Issuance Plan (3)†
10.10	Form of Stock Option Agreement for 2000 Stock Option/Stock Issuance Plan (2)†
10.11	IBM/OEM Software Agreement with IBM dated March 13, 2000 (2)
10.12	Loan and Security Agreement with Comerica Bank-California date July 30, 2002 (4)
10.15	Global Trade Services Agreement with Ford Motor Company dated July 14, 2000 (2)‡
10.16	Stock Transfer Agreement with Ford Motor Company dated July 14, 2000 (2)‡
10.17	License Agreement with Ford Motor Company dated July 14, 2000 (2)
10.18	Salaried Employee Secondment Agreement with Ford Motor Company dated July 14, 2000 (2)‡
10.19	Employee Transfer Agreement with Ford Motor Company dated July 14, 2000 (2)‡
10.20	Guaranties with Ford Motor Company dated July 14, 2000 (2)
10.21	Amended and Restated Employment Agreement of Timothy A. Davenport dated December 3, 2004 (6)†
10.22	Amended and Restated Severance Agreement of Maria Henry dated December 3, 2004 (6)†
10.23	Severance Agreement of Brian Henderson dated February 14, 2004 (5)†
10.24	Severance Agreement of Kevin Boyce dated February 14, 2004 (5)†
10.25	Severance Agreement of Robert Skinner dated February 14, 2004 (5)†
10.26	Retention Letter Agreement with Brian D. Henderson dated December 3, 2004 (6)†
10.27	Retention Letter Agreement with Robert H. Skinner dated December 3, 2004 (6)†
10.28	Retention Letter Agreement with Kevin M. Boyce dated December 3, 2004 (6)†
10.29	Second Amendment to Loan and Security Agreement, effective as of July 30, 2004, by and between Vastera and Comerica Bank, successor by merger to Comerica Bank — California (7)
14	Code of Ethics and Business Conduct (1)
21	List of Subsidiaries (1)
23.1	Consent of KPMG LLP (1)
24.1	Power of Attorney (contained in the signature page hereto)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer, dated March 9, 2004 (1)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, dated March 9, 2004 (1)

(1)                                  Filed herewith.

(2)                                  Incorporated by reference from the Company’s Registration Statement on Form S-1, File No. 333-34142, as amended.

(3)                                  Incorporated by reference from the Company’s Registration Statement on Form S-8, dated September 29, 2000, File No. 333-55772.

(4)                                  Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(5)                                  Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(6)                                  Incorporated by reference from the Company’s Current Report on Form 8-K, dated December 3, 2004.

(7)                                  Incorporated by reference from the Company’s Current Report on Form 8-K, dated November 15, 2004.

(8)                                  Incorporated by reference from the Company’s Current Report on Form 8-K, dated January 7, 2005.

†                                          Management or compensatory plan or arrangement required to be filed pursuant to Item 15(a)(3) of this Annual Report on Form 10- K.

‡                                          Confidential treatment previously granted as to portions of this exhibit.